Form 10-K
period 1993-12-31
FAIRFIELD COMMUNITIES INC
filed 1994-03-25
CIK 276189

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  FORM 10-K
(Mark One)
    [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1993

                                              OR
    [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the transition period from            to
                                             -----------   ------------
                           Commission File Number: 1-8096
                            FAIRFIELD COMMUNITIES, INC.
              (Exact name of registrant as specified in its Charter)

        Delaware                                      71-0390438
(State of incorporation)                  (I.R.S. Employer Identification No.)
               2800 Cantrell Road, Little Rock, Arkansas 72202
              (Address of principal executive offices, including Zip Code)

         Registrant's telephone number, including area code: (501)  664-6000
              Securities registered pursuant to Section 12(b) of the Act:  None

                 Securities registered pursuant to Section 12(g) of the Act:
                                  Title of each class
                                -------------------------
                              Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        ------      ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [    ]

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes   X     No
                                -----     ------
The number of shares of the registrant's Common Stock outstanding as of March 18, 1994 totaled 9,792,601, of which 160,001 shares were held by wholly owned subsidiaries of the registrant. The aggregate market value of the registrant's Common Stock held by non-affiliates totaled approximately $42 million at February 28, 1994.
Documents Incorporated by Reference: Parts I, II and III of this Form 10-K incorporate certain information by reference from the registrant's Annual Report to Stockholders for the year ended December 31, 1993 and 1993 Proxy Statement issued in connection with its Annual Meeting of Stockholders to be held June 1, 1994.



                                     INDEX TO
                            ANNUAL REPORT ON FORM 10-K
                                                                     Page
                                           PART I

Items 1. and 2.   Business and Properties............................   3

Item 3.           Legal Proceedings...................................  36

Item 4.           Submission of Matters to a Vote of Security Holders . 36

                                           PART II

Item 5.           Market for Registrant's Common Stock and
                    Related Stockholder Matters........................ 36

Item 6.           Selected Financial Data.............................. 37

Item 7.           Management's Discussion and Analysis of Financial
                   Condition and Results of Operations................. 37

Item 8.           Financial Statements and Supplementary Data.......... 37

Item 9.           Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure............. 37

                                      PART III

Item 10.          Directors and Executive Officers of the Registrant... 37

Item 11.          Executive Compensation............................... 38

Item 12.          Security Ownership of Certain Beneficial
                    Owners and Management.............................. 38

Item 13.          Certain Relationships and Related Transactions....... 38

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K................................. 38





                                        -2-

                                                PART I


   ITEMS 1 AND 2.   BUSINESS AND PROPERTIES
   ---------------------------------------
        GENERAL

        Fairfield Communities, Inc. was incorporated in Delaware in 1969, and

   its principal executive offices are located at 2800 Cantrell Road, Little Rock, Arkansas. Fairfield and certain of its subsidiaries successfully reorganized under Chapter 11 of the United States Bankruptcy Code (the "Reorganization"), pursuant to plans of reorganization confirmed August 14, 1992 (collectively, the "Plans"). Unless the context requires otherwise, "Fairfield" means Fairfield Communities, Inc., and is successor and survivor of the mergers pursuant to the Plans, "Company" means Fairfield Communities, Inc. and its subsidiaries, "Predecessor Fairfield" means Fairfield prior to the Reorganization and "Predecessor Company" means Fairfield and its subsidiaries prior to the Reorganization. Since July 1, 1992, the Company's financial statements have been prepared as if it were a new reporting entity and a black line separates this financial information from that of the Predecessor Company since it has not been prepared on a comparable basis. At December 31, 1993, the Company had approximately 1100 full-time employees.
        The Company develops and markets vacation ownership properties and has sold over $850 million in vacation ownership in its 27 years of operations, making Fairfield one of the largest vacation ownership companies in the United States. Fairfield's Leisure Products group, the Company's primary business, is engaged in the marketing of fully furnished vacation ownership intervals ("VOIs") at 14 sites from 13 sales offices. Through its Leisure Products operations, the Company strives to provide consistent, high quality vacation products and recreational amenities at affordable prices. The Company finances VOIs internally, through the generation of contracts receivable that produce regular cash flows as payments are received. Fairfield also operates Fairfield Acceptance Corporation ("FAC"), a finance company which provides financing to the Company through periodic purchases of qualifying contracts receivable, and First Federal Savings and Loan Association of Charlotte ("First Federal").

        First Federal is engaged in the origination of single-family residential mortgage loans and, to a lesser extent, commercial real estate and construction loans, primarily in the Charlotte, North Carolina market area. As part of the Company's efforts to restructure its operations to focus on the marketing and sales of VOIs, a letter of intent to sell First Federal was signed by Fairfield on December 15, 1993. In anticipation of the divestiture of First Federal, the savings association has been accounted for as a discontinued operation and, accordingly, the consolidated financial statements have been restated to retroactively reflect, as discontinued operations, the respective assets and liabilities sold and the results of operations related thereto.
        In 1992, the Company successfully emerged from Chapter 11 reorganization, and in 1993, its first full year as a reorganized entity, reported net earnings of $7.2 million. The events that led the Company to file for bankruptcy resulted from a combination of real estate market conditions, lack of credit availability and a business strategy under which the Company attempted to diversify its business to include activities in the development and construction of primarily residence and retirement communities, and entered into joint ventures unrelated to its core business. In December 1989, the Company elected to discontinue its Homes Group operations and its resort amenities operations, located at the Company largest resort sites.




                                       -3-






        The Vacation Ownership Concept
        ------------------------------
        In reorganizing its operations, the Company has dedicated its efforts to the strategic mission on which its early success was based; the development, marketing and operation of vacation ownership properties and the sale and financing of VOIs. Although the Company still offers lot sales and primary and secondary residences at some of its larger resorts, its primary business focus will be the VOI market. The Company currently markets its leisure products from 13 sales locations, offering vacation properties at 14 sites in the states of Arkansas, Arizona, California, Colorado, Florida, Georgia, Missouri, North Carolina, South Carolina, Tennessee and Virginia. The Company derived 38% of its 1993 revenues from VOI sales.

        The VOI product is a concept whereby either fixed week intervals or undivided fee simple interest are sold in fully furnished vacation homes. A VOI purchaser becomes a property owner in common with other purchasers in a unit and is entitled to the exclusive use of the unit and access to the site amenities for the period purchased. VOI prices range from approximately $4,000 to $16,000 with an average selling price of $8,500. In most cases, the Company also collects annual fees to cover such costs as utilities, maintenance and landscaping, which are in turn paid to the entities providing those services.

        Fairshare Plus
        --------------
        The Company's traditional product offering is the fixed week interval, in which usage and ownership of a particular property is divided into 52 one-week intervals, with a week or two set aside for annual maintenance and upkeep. In recent years, the market has evolved in recognition of increased customer desire for flexibility and variety in vacation ownership products. To meet the more sophisticated customer demand, Fairfield offers undivided interest products in which purchasers become tenants in common with their "use" rights dedicated to FairShare Plus. Customers purchasing this product have increased flexibility in that they can exercise their use rights at different times during the year and are not limited to one week as a fixed term for their vacations.

        The Company's primary vehicle for meeting customer demand is FairShare Plus, a vacation system and program that provides the purchaser maximum flexibility in structuring the length, location, timing and unit size of his vacation. In this program a customer assigns his use rights granted under the terms of the purchase contract to a separate trust and is allocated FairShare Plus points symbolic of their VOI. Points can then be used to reserve vacations from an available pool of VOIs, based on a published schedule of exchange rates for various locations.
        Customers are granted a wide amount of freedom in using their points, including the ability to borrow points from future years or, under limited circumstances, to carry forward unused points to later years. In addition to the points program and the fixed week exchange program ("FAX"), the Company is affiliated with a national VOI exchange organization, Resort Condominiums International ("RCI"), allowing customers of the Company a wealth of other options for timing and location of their vacations.

        Financing Services
        ------------------
        As part of its business, the Company provides internal financing for VOI and lot sales at fixed and adjustable interest rates, generating a continual flow of high quality, medium-term interest-bearing contracts receivable. The contracts represent one of the Company's most valuable assets because of their quality and high yields. The contracts generally require monthly payments and are secured by a first mortgage on the related VOI or lot. Fairfield services all of the contracts receivable by utilizing an online data processing system and a pre-authorized checking program, whereby customers have their checking accounts automatically debited for the monthly payment.
                                    -4-

        Fairfield formed FAC in 1982 to purchase contracts receivable originated by the Company. Purchased contracts receivable comprise primarily all of FAC's asset base. FAC uses cash flow from its assets to service its primary credit facility and to purchase additional contracts receivable from the Company, thus serving as a low-cost source of funds to Fairfield.

        On September 30, 1993, Fairfield Funding Corporation ("FFC"), a newly created special purpose subsidiary of FAC, completed a private placement of approximately $82.7 million of 7.6% Notes. These
   Notes are secured by and payable from a pool of approximately $91.8 million of vacation ownership and lot contracts receivable originated by the Company and purchased from FAC by FFC. The net proceeds from the private placement were used to reduce existing indebtedness.

        Sales and Marketing
        -------------------
        The Company generally targets family households in the middle income bracket who prefer outdoor recreational activities such as golf, tennis, and water-based activities or who enjoy the variety of entertainment offered at destination locations. The Company uses a number of marketing programs and techniques to reach its targeted customer, including direct solicitation of visitors through direct mail and telemarketing, referrals from existing customers, and both on-site and off-site contact. Commissioned salespersons staff the Company's 13 sales offices, offering promotions and conducting tours of facilities at those locations to help generate sales.

        Marketing and selling costs are historically a significant component of total costs in the VOI industry. The Company's operating strategy includes reducing these costs through a variety of mechanisms, such as decreased reliance on direct mail marketing and increased use of existing customer referrals and on-site sales contact. Further reductions in selling costs are expected to be realized as the Company continues to direct its growth opportunities to destination locations which have a higher and more consistent stream of potential customers than the Company's other resort sites.

        Site Location Strategy
        ----------------------
        The Company's resort sites vary in size from several hundred to over 18,000 acres. All locations offer a number of on-site amenities ranging from swimming pools and tennis courts at all sites to championship golf courses, equestrian facilities and ski slopes at some of the larger resorts. Under its previous structure the Company developed and maintained ownership interests in many of the amenities, but has since passed on many of the minor amenities to the various property owner associations and has sold some major amenities such as golf courses, primarily to the existing property owner associations. Customers continue to enjoy full use of the various amenities and were subject to no disruption or suspension of access to them during the asset disposition process.
        The Company's strategy is directed primarily at developing new properties near areas with existing vacation attractions. These areas, known as destination locations, provide a greater tourism draw than traditional resort sites developed by the Company. The Company operates vacation properties in two destination locations, Williamsburg, Virginia, and Myrtle Beach, South Carolina and, during 1993, began construction of a facility at Branson, Missouri, a burgeoning country music mecca. Sales at the Branson property commenced in June of last year. Other destination locations, including Orlando, Florida, are being evaluated for future projects. In evaluating new locations for growth opportunities, the Company's management analyzes market and tourism data and demographics, as well as the quality and diversity of the location's existing attractions so as to broaden the base of recreational opportunities available to its customers across the Company's portfolio of properties.

        SALE OF FIRST FEDERAL
        ---------------------
        In December 1993, Fairfield entered into a letter of intent (the "Letter of Intent") to sell the stock (the "Sale") of its wholly owned subsidiary, First Federal Savings and Loan Association of Charlotte ("First Federal"), to Security Capital Bancorp ("SecCap"). The term of the Letter of Intent has been extended on successive occasions, with the current extension running through March 28, 1994. SecCap and Fairfield have undertaken the preparation and negotiation of definitive agreements setting forth the terms of the Sale, but these agreements have not yet been finalized or signed by the parties. The following discussion of the terms of the Sale is based on the terms of the Letter of Intent, but reflects changes and supplemental information, as a result of negotiations with SecCap concerning the terms of the definitive agreements.

        The purchase price, which is to be paid in cash, is approximately $40.3 million, adjusted for earnings of First Federal from October 1, 1993 through the date of closing, less $1.25 million (the "Purchase Price").
   At September 30, 1993, First Federal's consolidated book value was $27.4 million. The amount of First Federal's net earnings for the period from October 1, 1993 through December 31, 1993 was approximately $1.2 million. Up to approximately $1.4 million of the Purchase Price is to be retained by SecCap to securitize Fairfield's obligation to indemnify SecCap against three existing lawsuits/claims which have been asserted against First Federal (the "Litigation Indemnity"). As part of the proposed transaction, Fairfield is to purchase for cash (a) at book value, net of reserves, up to approximately $22.6 million of certain real estate, classified loans, joint venture interests and other assets owned by First Federal (the "Excluded Assets"), subject to the right of SecCap to elect for First Federal to retain all or part of such assets, and (b) lot and timeshare contracts receivable and related assets which First Federal previously acquired from Fairfield (the "Contracts Receivable"), having a book value less certain negotiated reserves, and a weighted average yield, at December 31, 1993, of approximately $53.3 million and 11.6%, respectively. Approximately $2.9 million in net book value of the Excluded Assets are to be pledged to SecCap, to provide additional security with respect to both the Litigation Indemnity and the general indemnities under the purchase agreement. Fairfield has certain rights to substitute collateral in connection with such securitization, including the right to substitute $0.60 to $0.70 of cash for every $1.00 of net book value of Excluded Assets so pledged.
        Fairfield expects to utilize (a) a portion of the Purchase Price to fund the purchase of the Excluded Assets and (b) the remaining Purchase Price, plus proceeds from borrowings under its revolving credit agreements with The First National Bank of Boston ("FNBB"), to fund the purchase of the Contracts Receivable. Under Fairfield's revolving credit agreements, in general, within applicable loan limits, $0.75 of additional borrowing availability is created for each $1.00 in outstanding principal balance of qualifying Contracts Receivable pledged to FNBB.

        Fairfield expects to dispose of certain of the Excluded Assets in one or more transactions, and otherwise to monetize the remaining Excluded Assets, following the closing of the sale of First Federal. Any gain resulting from the sale of First Federal may be reduced by additional write-downs of these assets, which may be material, depending upon Fairfield's intended method of disposing of, or monetizing, the Excluded Assets.

        The Sale is subject to numerous conditions, including (a) the negotiation and signature of definitive agreements providing for the Sale,
   (b) the approval of the Sale by SecCap's Board of Directors and (c) the obtaining of necessary approvals from (i) state and federal regulatory authorities, (ii) FNBB and (iii) Fairfield's stockholders. There is no assurance that the conditions to closing will be satisfied or that the various regulatory approvals will be obtained on terms satisfactory to the parties. The sale is not expected to close before June 1994.

        First Federal, which previously constituted a separate reporting segment, has been accounted for as a discontinued operation and, accordingly, the consolidated financial statements have been restated to retroactively reflect, as discontinued operations, the respective assets and liabilities sold and the results of operations related thereto.

        DISCONTINUED OPERATIONS
        -----------------------
        In November 1993, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin #93 which expressed the view of the SEC staff regarding accounting and related disclosures pertaining to discontinued operations. In the staff's view, the estimates necessary for accounting for a business as discontinued cannot be developed with sufficient reliability if projections beyond 12 months from the measurement date are required by the disposal plan. As the Company had certain assets included in discontinued operations which had a planned disposal date beyond 12 months, the Company reviewed its plans of disposal of discontinued operations and determined that such assets and related liabilities should be reclassified into continuing operations. Real estate inventories consisting of Fairfield's interest in its Pointe Alexis development in Tarpon Springs, Florida and other assets consisting of Fairfield's interest in Sugar Island limited partnership in St. Croix, U.
   S. Virgin Islands having net realizable values of $6.4 million and $5 million, respectively, were reclassified as of December 31, 1993 into
   continuing operations.   These assets partially collateralize the
   Company's Senior Subordinated Secured Notes ("FCI Notes"), which had an outstanding principal balance of $14.8 million at December 31, 1993, and which were also reclassified into continuing operations as of December 31, 1993. The FCI Notes are also collateralized by Fairfield's interest in Harbour Ridge limited partnership located in Stuart, Florida. The sole sources of repayment for the FCI Notes consist of the collateral, any proceeds from the sale of the collateral and, as described below, the shares of common stock of Fairfield reserved as additional collateral for the FCI Notes. In the event the proceeds from the sale of the other collateral presently securing the FCI Notes, or the value of any such collateral not sold, is not sufficient to repay the FCI Notes, Fairfield will issue shares of common stock, up to a maximum number equal to what a holder of a $5 million general unsecured claim was entitled to receive on the effective date of the Plans. The Company is continuing its business plan to dispose of its remaining resort amenity operations, consisting primarily of resort-based restaurants, golf courses, and recreation centers.

        In March 1994, Fairfield sold the stock of its wholly owned subsidiaries, Fairfield Green Valley, Inc. and Fairfield Sunrise Village, Inc. (collectively, the "Arizona Subsidiaries") at its approximate book value. The Arizona Subsidiaries, with assets totaling $25 million at December 31, 1993, conducted Fairfield's Arizona home building business. The consideration received by Fairfield included (i) release of a lien on and transfer to Fairfield of 2,235,294 shares of Fairfield's Common Stock (no book value) owned by the Arizona Subsidiaries and pledged to their primary lender, a subsidiary of Bank of America Arizona (the "Bank"), (ii) release of a mortgage in favor of the Bank on a tract of unimproved property owned by Fairfield, and (iii) release from any further liability to the Bank. At December 31, 1993, the Arizona Subsidiaries had loans of $19.9 million outstanding under their revolving credit agreement with the Bank, bearing interest at rates ranging from 8% to 8.5%. These loans, which are included in net liabilities of discontinued operations at December 31, 1993, were paid off in conjunction with the sale of the Arizona Subsidiaries.

               DEVELOPMENT/REGULATION
               ----------------------
               In certain of its developments, the Company engages in master planning of land, home and commercial construction and management of resort and conference facilities. Many state and local authorities have imposed restrictions and additional regulations on developers of vacation ownership intervals ("VOIs") and lots.

          Although these restrictions have generally increased the cost of selling VOIs and lots, the Company has not experienced material difficulties in complying with such regulations or operating within such restrictions. The Company provides certain purchasers with a "property report" designed to comply with the disclosure requirements of federal and state laws which contains, among other things, detailed information about the particular community, the development and the purchaser's rights and obligations as a VOI or lot owner.



               FIRST FEDERAL

               First Federal, organized in 1940, is a federally-chartered stock savings and loan association engaged primarily in the business of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate, acquire, and service real estate loans. First Federal markets its deposit and lending services through ten full service and two loan origination offices in areas in and around Charlotte, North Carolina, a city of approximately 440,000 persons, with more than 1.3 million persons living within the greater Charlotte metropolitan statistical area. Through its subsidiaries, First Federal offers real estate appraisal, development and investment services and mortgage loan origination services.
               First Federal faces competition both in originating loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings associations, commercial banks and mortgage bankers located in First Federal's market area. First Federal competes for real estate and other loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers. First Federal faces substantial competition in attracting deposits from other savings associations, commercial banks, money market and mutual funds, credit unions and other investment vehicles. The ability of First Federal to attract and retain deposits depends on its ability to provide investment opportunities that satisfy the requirements of investors as to rate of return, liquidity, risk and other factors.

         Selected condensed consolidated financial information for First Federal is summarized as follows (In thousands):

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Six Months  |Six Months
                              Year Ended    Ended    |  Ended    Year Ended
                             December 31,December 31,| June 30, December 31,
                                 1993        1992    |   1992       1991
                                                     |
Net interest income             $9,721       $6,921  |  $6,397    $10,861
Provision for loan losses          125          378  |       4      5,034
                                ------       ------  |  ------    -------
Net interest income after                            |
 provision for loan losses       9,596        6,543  |   6,393      5,827
Other expenses and income, net   5,496        3,550  |   3,603      6,879
                                ------       ------  |  ------     -------
Earnings (loss) before                               |
 provision for income taxes      4,100        2,993  |   2,790     (1,052)
Provision for income taxes       1,218        1,305  |   1,012      1,398
                               -------       ------  |  ------     ------
Net earnings (loss)             $2,882       $1,688  |  $1,778    $(2,450)
                               =======       ======  |  ======    =======

                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      December 31,
                                                  1993           1992
   ASSETS
    Cash and cash equivalents                  $ 14,205       $ 36,086
    Loans receivable, net                       208,575        239,528
    Investment and mortgage-backed
     securities                                  76,708         51,756
    Real estate owned, net                       15,322         20,846
    Other assets                                 15,905         15,671
                                               --------        -------
                                               $330,715       $363,887
                                               ========       ========
   LIABILITIES AND EQUITY
    Savings deposits                           $276,672       $298,640
    Advances from Federal Home
     Loan Bank, net                              20,907         35,127
    Other liabilities                             4,603          4,469
    Equity                                       28,533         25,651
                                               --------       --------
                                               $330,715       $363,887
                                               ========       ========


                             OTHER FINANCIAL DATA

                                         Six Months  |Six Months
                              Year Ended   Ended     |  Ended     Year Ended
                             December 31,December 31,| June 30,  December 31,
                                 1993       1992     |   1992        1991
                                                     |
Average yield earned on all                          |
 interest-earning assets (2)     7.15%      8.20%    |   9.90%      10.30%
                                                     |
Average rate paid on all                             |
 interest-bearing liabilities(2) 4.16%      4.21%    |   6.36%       7.67%
                                                     |
Average interest rate spread(2)  2.99%      3.99%    |   3.54%       2.63%
                                                     |
Net yield on average interest-                       |
  earning assets (2)             3.05%      4.06%    |   3.48%       2.67%
                                                     |
Ratio of average interest-                           |
 earning assets to average                           |
 interest-bearing liabilities  101.21%    101.55%    |  99.08%      100.58%
                                                     |
Average equity to average                            |
 assets ratio                    7.77%      6.78%    |   5.14%        5.10%
                                                     |
Nonperforming assets at end                          |
 of period (In millions)(1)     $25.2     $34.7      | $30.0        $25.7
                                                     |
Ratio of nonperforming assets                        |
 at end of period to total assets 7.6%       9.5%    |   7.7%         6.2%
                                                     |
Return on average assets (2)       .83%       .92%   |    .89%        (.57)%
                                                     |
Return on average                                    |
 stockholder's equity (2)        10.62%     13.52%   |  17.41%      (11.09)%

- ---------------------------------
(1) Includes nonaccrual loans, restructured loans and real estate acquired in settlement of loans.
(2)     Annualized for the six months ended December 31, 1992 and June 30, 1992.

               Transactions with Fairfield
               ---------------------------
               First Federal has purchased $175.8 million of contracts receivable from Fairfield since June 1, 1989. At December 31, 1993, contracts receivable with a principal balance of $51.4 million were outstanding, net of allowance for loan losses.
          These contracts receivable had a weighted average interest yield of 11.6% at December 31, 1993, excluding a .5% annual servicing fee paid to Fairfield. VOI and lot contracts receivable, net of allowance for loan losses, comprised approximately 16% of the total assets of First Federal at December 31, 1993.
                Fairfield and First Federal have entered into a Remarketing Agreement whereby Fairfield uses its best efforts to remarket VOIs and lots underlying cancelled First Federal contracts receivable and replaces those contracts with new contracts generated by the remarketing efforts. Pursuant to the Remarketing Agreement, Fairfield receives for its remarketing efforts up to 40% of cash sales and all down payments up to 50% of the gross sales price of the remarketed inventory. During 1993, Fairfield remarketed, at amounts approximating book value, $1.2 million of VOIs and lots underlying First Federal's cancelled contracts receivable. At December 31, 1993, the balance of unremarketed cancelled contracts receivable, including accrued interest thereon, was $3.7 million (the "Defaulted Contract Account").

               Fairfield and First Federal have also entered into a Tax Sharing Agreement which provides that First Federal may retain up to 50% of amounts owed thereunder to reduce the Defaulted Contract Account. During 1993, First Federal paid $.5 million to Fairfield and applied $.5 million to the Defaulted Contract Account in accordance with the Tax Sharing Agreement. Upon reduction of the Defaulted Contract Account to zero and compliance with certain other financial covenants, Fairfield will be entitled to receive all cash proceeds generated from the remarketing effort and all cash payments to which it is entitled under the Tax Sharing Agreement.
               Pursuant to a Voting and Disposition Rights/Dividend Agreement, as amended (the "Prenuptial Agreement"), with the Office of Thrift Supervision ("OTS"), Fairfield agreed that the OTS may take over and/or dispose of First Federal, without compensation to Fairfield, subject to certain rights of notice and opportunities to cure, if either (a) Fairfield fails to honor its obligation to remarket certain delinquent contracts receivable or (b) First Federal's regulatory capital on the basis of generally accepted accounting principles ("GAAP") at any time falls below 2% of First Federal's assets. The Prenuptial Agreement also provides for substantial restrictions on First Federal's ability to pay dividends.

               In addition to the above agreements, First Federal and the OTS entered into a revised Supervisory Agreement pursuant to which First Federal agreed, except for certain enumerated transactions, that neither First Federal nor any of its subsidiaries would enter into any transaction with Fairfield or any of its subsidiaries, including additional purchases of contracts receivable, without the prior written approval of the Regional Director of the OTS.

               Lending Activities
               ------------------
               Single-family residential mortgage loans originated by First Federal bear interest at fixed or adjustable rates. At
          December 31, 1993, First Federal had a total single-family residential mortgage loan portfolio of $115.2 million or 35% of its total assets. Approximately 24% of the portfolio were in adjustable rate mortgages and approximately 76% were in fixed rate mortgages.

               Construction loans originated by First Federal generally are adjustable rate loans used to finance the construction of single-family residential homes and, in some cases, acquisition of land and its subsequent development for residential or commercial use. First Federal's lending policy provides that the maximum term for commercial construction loans and residential construction loans are 36 months and 24 months, respectively.

                                       -10-
          Loan proceeds are disbursed incrementally based on an agreed upon completion percentage. At December 31, 1993, First Federal had a total construction loan portfolio of $8.1 million or 2% of its total assets. Of this amount, $5.6 million mature in one year, with the remaining amount maturing after one year but within five years.
               First Federal's commercial real estate loans are permanent loans secured by real estate such as shopping centers, office and apartment buildings, hotels and motels and warehouses. Loans of this type bear fixed or adjustable rates of interest. At
          December 31, 1993, First Federal had a total commercial loan portfolio of $25.8 million or 8% of its total assets, which included $1.2 million of loan participations purchased from other financial institutions. The projects financed by the participation loans are located outside of First Federal's normal trade area.

               First Federal receives loan origination fees or discount points for originating loans. Loan points are a percentage of the principal amount of the mortgage loans that are charged to the borrower at closing. First Federal's loan origination fees are generally one percent on conventional residential mortgages and commercial real estate loans. Discount points range from zero to three percent on all loans. Loan origination and commitment fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and with competitive conditions in the mortgage markets, which in turn respond to the demand for and the availability of money. Savings associations historically experience a decrease in loan fee income during periods of unusually high interest rates due to the resulting lack of demand for mortgage loans.

               Loan Portfolio
               --------------
               The following table shows First Federal's loan distribution indicated (In thousands):

                                                December 31,
                                 --------------------------------------------
                                 1993     1992      1991       1990      1989
Real estate:
 Construction                $  8,074  $  8,379  $ 15,908   $ 19,803 $ 39,856
 Mortgage                     141,043   149,780   166,102    166,494  178,527
Contracts receivable purchased
  from Fairfield:
Vacation ownership             44,749    61,029    80,219    100,405  102,973
Lots                            7,798    11,885    17,395     24,364   30,816
Consumer and other              9,780    10,236    11,576     12,709   11,019
                              -------   -------   -------    -------  -------
                              211,444   241,309   291,200    323,775  363,191

Add (less):
 Loans in process              (2,510)   (2,140)   (4,084)   (4,232)   (6,903)
 Accounting premium (discount)  3,039     4,607    (2,403)   (2,838)   (3,396)
 Allowance for loan losses     (3,398)   (4,248)   (7,978)   (5,927)   (2,828)
                             --------  --------  --------   -------   -------
                             $208,575  $239,528  $276,735   $310,778 $350,064
                             ========  ========  ========   ======== ========

                                      -11-

        Loan Loss Experience
       ---------------------
        First Federal establishes valuation allowances for anticipated losses on real estate loans when management determines that a significant and permanent decline in the value of the real estate collateral has occurred, and the value of the collateral is less than the amount of the unpaid principal balance of the related loan plus estimated costs of acquisition and sale. The allowance for loan losses is maintained at a level considered adequate to absorb potential losses in the loan portfolio. The provisions for loan losses are based on periodic analyses of the loan portfolio by management. In this process, management considers numerous factors, including, but not limited
   to,   current economic conditions, loan portfolio composition, prior loss experience, and independent appraisals.

        Risk associated with First Federal's loan portfolio is, to a substantial extent, dependent upon the economy and real estate market in Charlotte, North Carolina. A significant economic downturn in the Charlotte market could result in increased portfolio risk. First Federal's ownership of contracts receivables has provided increased geographical diversification.
        The following table summarizes First Federal's loan loss experience for each of the periods indicated (Dollars in thousands):

                                               Six Months   |Six Months
                                   Year Ended     Ended     |   Ended
                                  December 31, December 31, |  June 30,
                                     1993         1992      |   1992
                                                            |
Beginning balance                   $4,248       $5,678     |  $7,978
 Charge-offs                                                |
  Real estate:                                              |
  Construction                        (717)        (718)    |    (900)
  Mortgage                            (178)      (1,000)    |    (871)
Consumer and other                     (80)         (90)    |    (633)
                                    -------      -------    |   ------
                                      (975)      (1,808)    |  (2,404)
Recoveries                             -            -       |     100
                                    -------      -------    |  -------
Net charge-offs                       (975)      (1,808)    |  (2,304)
Additions charged to                                        |
 operations (1)                        125          378     |       4
                                    ------      -------     | -------
Ending balance                      $3,398      $ 4,248     | $ 5,678
                                    ======      =======     | =======
Ratio of net charge-offs                                    |
 to average loans                                           |
 outstanding                            .44%       1.38%(4) |    1.66%(4)

                                                               Seven Months
                                                                  Ended
                                     Year Ended December 31,   December 31,
                                    -------------------------
                                     1991            1990          1989
Beginning balance                  $5,927           $2,828        $2,424
 Charge-offs
 Real estate:
  Construction                       (219)             -             -
  Mortgage                         (2,588)(2)          (50)          (6)
Consumer and other                   (205)              (4)          (2)
                                   -------           ------        ------
                                    (3,012)            (54)          (8)
Recoveries                              29             -             -
                                   -------           ------        -------
Net charge-offs                     (2,983)            (54)          (8)
                                   -------           ------        -------
Additions charged to
 operations (1)                      5,034(2)        3,153(3)        412
                                   -------           ------        -------
Ending balance                     $7,978           $ 5,927        $2,828
                                   =======          =======        =======
Ratio of net charge-offs
 to average loans
 outstanding                          .95%              .02%         .004%(4)



(1) The amount charged to operations and the related balance in the allowance for loan losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, and management's estimation of future potential losses.

(2) During 1991, First Federal increased its allowance for loan losses due primarily to the general deterioration of its commercial real estate portfolio, which reflected the current economic conditions for commercial real estate throughout many areas where First Federal conducted its business. A substantial portion of First Federal's current commercial real estate portfolio existed at June 1, 1989 (date of acquisition by Fairfield). Since that date, First Federal has significantly deemphasized commercial real estate lending.

(3) As a result of Fairfield's Reorganization and the rejection of its repurchase obligation, First Federal provided a general valuation allowance of $2.9 million for contracts receivable purchased from Fairfield.

(4)    Annualized.

                                        -12-

         Nonperforming Assets
         --------------------
         Total nonperforming assets (including nonaccrual and restructured loans and real estate acquired in settlement of loans) at December 31, 1993 amounted to $25.2 million or 7.6% of total assets. Of such amount, nonaccrual loans (over 90 days past due), restructured loans and real estate acquired in settlement of loans ("REO") amounted to $4.6 million, $5.5 million and $15.1 million, respectively. Included in REO is $1.6 million of contracts receivable which are currently greater than 90 days delinquent and $2.8 million of VOIs and lots underlying cancelled contracts receivable. First Federal has reduced the carrying value of this REO by an allowance totaling $1.8 million which represents amounts applied in accordance with the Tax Sharing Agreement.

         Deposits and Other Sources of Funds
         ------------------------------------
         Deposit accounts have traditionally been a principal source of First Federal's funds for use in lending and for other general business purposes. Deposits have traditionally been a relatively stable, low cost source of funds. First Federal attracts both short-term and long-term deposits from the general public by offering regular passbook accounts, checking accounts, various money market accounts, fixed interest rate certificates with varying maturities, negotiated rate certificates of deposit in minimum amounts of $100,000 and individual retirement accounts. At December 31, 1993, First Federal held $276.7 million of deposits bearing a weighted average interest rate of 4.6%. Over the past few years, First Federal has experienced a decrease in its amount of deposits due to depositors seeking higher-yielding alternative income producing products including equity investments.

         In addition to deposits, First Federal derives funds from loan repayments, loan sales, cash flows generated from operations (including interest credited to deposit accounts) and Federal Home Loan Bank ("FHLB") advances. At December 31, 1993, First Federal had $20.9 million in FHLB advances outstanding with a weighted average interest rate of 5.18%. FHLB advances are secured by stock in the FHLB owned by First Federal, loans and mortgage-backed securities.

         Capital Requirements
         ---------------------
         Under the "prompt corrective action" provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a savings association is deemed to be "well capitalized", if it has a total Risk-based Capital ratio of 10% or greater, a Tier 1 Risk-based Capital ratio of 6% or greater (Tier 1 Capital is defined as Core Capital), a Leverage ratio of 5% or greater and is not subject to any order to meet and maintain a specific capital level. At
    December 31, 1993, First Federal had a total Risk-based Capital ratio of 14.00%, and a Tier 1 Risk-based Capital ratio and a Leverage ratio of 8.35%.
                                     -13-

FIRST FEDERAL - ADDITIONAL INFORMATION

     Distribution of Assets, Liabilities and Stockholder's Equity; Interest Rates and Interest Differential

               The following tables present the monthly average condensed consolidated balance sheets of First Federal for each of the periods indicated. The tables also present the interest earned or paid on each major category of interest-earning assets and interest-bearing liabilities and the average yield/rate (Dollars in thousands):

                                 Year Ended            Six Months Ended
                              December 31, 1993        December 31, 1992
                          ------------------------  -----------------------
                          Average           Yield/  Average            Yield/
                          Balance Interest   Rate   Balance  Interest   Rate
                          ------- --------  ------  -------  --------  ------
                            (1)     (4)              (1)       (4)      (2)
ASSETS

Interest-earning assets:
  Loans (3)               $221,251 $18,999   8.59%  $263,358  $11,629   8.83%
  Taxable investment
   securities               37,105   1,777   4.79     20,041      721   7.20
  Mortgage-backed
   securities               28,713     735   2.56     36,806     1,185  6.44
  Interest-bearing
   deposits with other
   banks                    25,819     970   3.76     14,530       272  3.74
  Other                      6,170     345   5.59      5,911       167  5.65
                            ------  ------           -------     ------
  Total interest-earning
   assets                  319,058  22,826   7.15    340,646     13,974 8.20

Noninterest-earning assets:
 Cash and due from banks     4,963                     3,753
 Premises and equipment, net 3,416                     3,462
 Other assets               25,894                    25,315
 Less allowance for loan
  losses                    (4,107)                   (5,312)
                           -------                   -------
                          $349,224                  $367,864
                          ========                  ========

                              |  Six Months Ended           Year Ended
                              |    June 30, 1992         December 31, 1991
                              |---------------------- ----------------------
                              |Average         Yield/ Average         Yield/
                              |Balance Interest Rate  Balance Interest Rate
                              |------- -------- ----  ------- -------- -----
                              |  (1)             (2)     (1)
                              |
ASSETS                        |
 Interest-earning assets:     |
   Loans (3)                  |$276,823 $14,999 10.84% $312,600 $34,265 10.96%
 Taxable investment securities|  14,273     467  6.54     7,532     550  7.30
 Mortgage-backed securities   |  44,630   1,983  8.89    50,669   4,654  9.19
 Interest-bearing             |
  deposits with other banks   |  26,286     558  4.25    30,585   2,017  6.59
 Other                        |   5,724     193  6.74     5,425     401  7.39
                              |-------- ------- -----  --------  ------- -----
 Total interest-earning assets| 367,736  18,200  9.90   406,811  41,887 10.30
                              |
Noninterest-earning assets:   |
  Cash and due from banks     |   4,560                   6,246
  Premises and equipment, net |   3,558                   2,858
  Other assets                |  28,730                  23,320
  Less allowance for loan     |
   losses                     |  (7,226)                 (6,392)
                              | -------                 -------
                              |$397,358                $432,843
                              | ========                ========

    Distribution of Assets, Liabilities and Stockholder's Equity, Interest
    ----------------------------------------------------------------------
    Rates and Interest Differential
    -------------------------------
    (continued)

                               Year Ended             Six Months Ended
                            December 31, 1993         December 31, 1992
                         ----------------------    -----------------------
                         Average           Yield/  Average            Yield/
                         Balance  Interest Rate    Balance  Interest  Rate
                         -------  -------- ------  -------  --------  ------
                           (1)      (4)              (1)       (4)      (2)

LIABILITIES AND STOCKHOLDER'S EQUITY
Interest-bearing liabilities:
 Savings deposits        $ 72,192 $ 2,102   2.91%   $ 68,867  $1,110   3.22%
 Other time deposits      214,082   9,507   4.44     234,684   5,165   4.40
 Advances from Federal
  Home Loan Bank           28,984   1,496   5.16      31,899     778   4.88
                         --------  ------           --------  ------
Total interest-bearing
 liabilities              315,258  13,105   4.16     335,450   7,053   4.21
Noninterest-bearing
 liabilities                6,822                      7,462
Stockholder's equity       27,144                     24,952
                         --------                   --------
                         $349,224                   $367,864
                         ========                   ========
                                   ------                     -------
Net interest earnings             $ 9,721                      $6,921
                                  =======                      ======
Net yield on interest-
 earning assets                             3.05%                      4.06%


                       |    Six Months Ended              Year Ended
                       |    December 31, 1992           December 31, 1991
                       | ------------------------  -------------------------
                       | Average           Yield/  Average             Yield/
                       | Balance  Interest  Rate   Balance  Interest   Rate
                       | -------  -------- ------  -------  --------   -----
                       |  (1)                (2)     (1)
                       |
LIABILITIES AND STOCK- |
 HOLDER'S EQUITY       |
                       |
Interest-bearing       |
 liabilities:          |
 Savings deposits      |$ 65,922  $ 1,309  3.97%  $ 56,901   $ 2,930   5.15%
 Other time deposits   | 253,796    8,532  6.72    279,898    22,216   7.94
 Advances from Federal |
  Home Loan Bank       |  51,417    1,962  7.63     67,670     5,880   8.69
                       |--------  -------         ---------  --------
 Total interest-bearing|
  liabilities          | 371,135   11,803  6.36    404,469    31,026   7.67
                       |
 Noninterest-bearing   |
  liabilities          |   5,798                     6,286
 Stockholder's equity  |  20,425                    22,088
                       |--------                  --------
                       |$397,358                  $432,843
                       |========                  ========
                       |            -------                  --------
 Net interest earnings |            $ 6,397                   $10,861
                       |            =======                   =======
 Net yield on interest-|
  earning assets       |                    3.48%                      2.67%

- -----------------------------

(1) The information to compute daily average balances was not readily available, therefore monthly average balances which are representative of First Federal's operations are presented.

(2)  Annualized

(3) For the purpose of these computations, nonaccruing loans are included in the monthly average loans outstanding.

(4) Interest earned and interest paid includes the amortization of the Fresh Start Reporting premiums as follows: Year
     Ended December 31, 1993 - (i) Loans - $1.6 million, (ii) Mortgage-backed securities - $1.1 million, (iii) Other time deposits - $1.9 million and (iv) Advances from Federal Home Loan Bank - $.2 million; Six months ended December 31, 1992 (i) Loans - $1.1 million, (ii) Mortgage-backed securities - $.2 million, (iii) Other time deposits - $1.8 million and
     (iv) Advances from Federal Home Loan Bank - $.2 million

     The following table sets forth, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes volume, changes in rates and in periods (In thousands):

                                     Year Ended               Six Months
                                        Ended         vs         Ended
                                   December 31, 1993     December 31, 1992
                                 ---------------------- ---------------------
                                        Increase (Decrease) Due to (1)
                                       Volume     Rate    Period     Net
                                       ------     -----  -------     ---
Interest earned on (2):
  Loans                               $(3,631)   $  (628) $11,629   $7,370
  Taxable investment securities           933       (598)     721    1,056
  Mortgage-backed securities             (437)    (1,198)   1,185    (450)
  Interest-bearing deposits
   with other banks                       424          2      272     698
  Other                                    14         (3)     167     178
                                      -------    -------- -------   ------
                                      $(2,697)   $(2,425) $13,974   $8,852
                                      =======    =======  =======   ======
Interest paid on (2):
  Savings deposits                    $   104    $  (222) $ 1,110   $  992
  Other time deposits                    (914)        91    5,165    4,342
  Advances from Federal
   Home Loan Bank, net                   (147)        87      778      718
                                      -------    -------   ------   ------
                                      $  (957)   $   (44) $ 7,053   $6,052
                                      =======    =======  =======   ======

cont'd

                                      Six Months              Six Months
                                        Ended         vs         Ended
                                   December 31, 1992        June 30, 1992
                                  ------------------       ----------------
                                       Increase (Decrease Due to (1)
                                       Volume         Rate       Net
                                       ------         ----       ---
Interest earned on (2):
  Loans                               $ (702)       $(2,668)   $(3,370)
  Taxable investment securities          204             50        254
  Mortgage-backed securities            (311)          (487)      (798)
  Interest-bearing deposits
   with other banks                     (226)           (60)      (286)
  Other                                    6            (32)       (26)
                                      -------       -------    --------
                                      $(1,029)      $(3,197)   $(4,226)
                                      =======       =======    =======
Interest paid on (2):
  Savings deposits                    $    56       $  (255)    $ (199)
  Other time deposits                    (602)       (2,765)     (3,367)
  Advances from Federal
   Home Loan Bank, net                   (607)         (577)     (1,184)
                                      -------       -------     -------
                                      $(1,153)      $(3,597)    $(4,750)
                                      =======       =======     =======

cont'd

                                    |  Six Months             Six Months
                                    |    Ended          vs.      Ended
                                    | June 30, 1992        December 31, 1991
                                    |      Increase (Decrease) Due to (1)
                                    |   Volume     Rate      Period    Net
                                    |   ------     ----      ------   -----
                                    |
Interest earned on (2):             |
  Loans                             | $(1,940)    $ (193)   $(17,133)$(19,266)
  Taxable investment securities     |     224        (32)       (275)     (83)
  Mortgage-backed securities        |    (270)       (74)     (2,327)  (2,671)
  Interest-bearing deposits         |
   with other banks                 |    (128)      (322)     (1,009)  (1,459)
  Other                             |      11        (18)       (201)    (208)
                                    | --------    ------    --------  -------
                                    |  $(2,103)   $ (639)   $(20,945)$(23,687)
                                    | ========    ======    ======== ========
Interest paid on (2):               |
  Savings deposits                  |  $   210   $  (366)   $ (1,465)$ (1,621)
  Other time deposits               |     (976)   (1,600)    (11,108) (13,684)
  Advances from Federal             |
    Home Loan Bank, net             |     (649)      (329)    (2,940)  (3,918)
                                    |  -------   --------   --------  -------
                                    |  $(1,415)  $(2,295)   $(15,513)$(19,223)
                                    |  =======   =======    ======== ========

- ---------------------------
(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) Interest earned on and interest paid on includes the amortization of the Fresh Start Reporting premiums as follows:
        Year ended December 31, 1993 - (i) Loans - $1.6 million, (ii) Mortgage -backed securities - $1.1 million, (iii) Other time deposits - $1.9 million and (iv) Advances from Federal Home Loan Bank - $.2 million; Six months ended December 31, 1992 - (i) Loans - $1.1 million, (ii) Mortgage-backed securities - $.2 million, (ii) Other time deposits - $1.8 million and (iv) Advances from Federal Loan Bank - $.2 million.

     Residential Lending
     --------------------
     First Federal's fixed rate mortgage loans and adjustable rate mortgage loans ("ARMS") are secured by homes (structures consisting of one to four dwelling units), with terms depending upon loan type, loan-to-value ("LTV") ratio, and term. In underwriting residential real estate loans, First Federal evaluates both the borrower's ability and willingness to make monthly payments and the value of the property securing the loan. Under First Federal's established lending policy, nonconforming loan requests up to $300,000 must be approved by a loan committee which consist of officers and other management personnel of First Federal. Residential loans in excess of $300,000 and any loans aggregating $500,000 or more to a borrower or group of related borrowers must be approved by First Federal's Board of Directors.
     First Federal's mortgage lending activities are subject to nondiscriminatory underwriting standards which comply with OTS regulations and the Community Reinvestment Act of 1977. Property valuations by approved appraisers are required, and all appraisals must meet regulatory guidelines. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports and confirmations.

     First Federal's policy is to obtain title insurance policies on first and second mortgage real estate loans. Borrowers must also obtain hazard insurance prior to closing and, when applicable, flood insurance. In addition to each monthly payment of principal and interest, borrowers may be required to advance funds for items such as real estate taxes, hazard insurance premiums and private mortgage insurance ("PMI") premiums. These payments (excluding principal and interest) are deposited into a mortgage escrow account from which First Federal makes disbursements as taxes and premiums become due.
     Under current regulations of the OTS, a real estate loan may not exceed the lower of (i) the sales price or (ii) 95% of the appraised value of the secured property at the time of origination. With respect to home loans originated or refinanced in excess of 90% of the appraised value of the secured property, the portion of the unpaid balance that exceeds 80% of the property's value must be insured or guaranteed by a mortgage insurance company qualified by the Federal Home Loan Mortgage Corporation ("FHLMC").
OTS regulations also require specific Board of Directors' approval for all loans secured by real estate, which are not home loans and which, at the time of origination, are in excess of 90% of the appraised value of the secured property. First Federal currently requires Board approval for all real estate loans which are not home loans and which are in excess of 80% of the appraised value of the secured property, unless there is a third party take-out commitment in which case the approval threshold is 85% of appraised value.

     First Federal originates conventional mortgage loans for up to 95% of the appraised value (or purchase price, if lower) of the secured property. First Federal requires that PMI be purchased if the LTV ratio exceeds 80%. Under FHA and VA insured or guaranteed lending programs, First Federal will lend up to the applicable maximums as established by the respective agencies. First Federal will lend up to 80% of the appraised value for owner-occupied refinance loans. For second mortgage loans, the aggregate of both the first and second mortgage loans cannot exceed 80%. In some cases, First Federal self-insures one-to-four family residential loans that exceed 80% LTV but do not exceed 90% LTV. In many cases, First Federal collects additional fees and charges a higher interest rate to compensate for the added risk.


     At December 31, 1993, First Federal held a portfolio of $27.6 million of ARMs. First Federal generally originates ARMs for retention in its portfolio because such loans reduce earnings sensitivity to interest rate fluctuations. Interest rates charged in connection with ARMs generally are adjustable at one-year intervals, with maximum interest rate adjustments of 2% in any one year and maximum increases of 6% over the life of the loan. The base interest rate of an ARM is based upon the U.S. Treasury Bill Index adjusted to constant maturity, plus a margin which is determined at the time of application and remains constant for the life of the loan.

     At December 31, 1993, First Federal held a portfolio of $87.6 million of fixed-rate residential mortgage loans. Substantially all single-family fixed-rate mortgage loans originated by First Federal in recent years have been made in conformity with the standard underwriting criteria published by the Federal National Mortgage Association ("FNMA") and the FHLMC. During 1993, First Federal sold $48.4 million of fixed rate residential loans to the FHLMC at amounts which approximated book value. First Federal will continue to sell loans to the FHLMC based on its liquidity and loan portfolio needs.

     Commercial Real Estate Lending
     ------------------------------
     First Federal's commercial real estate loans consist of permanent loans secured by shopping centers, office and apartment buildings, hotels and motels, and warehouses. All commercial real estate loans are subject to an independent, authorized appraisal and First Federal's policies provide that the loan amount may not exceed 80% of the appraised value of the property. All commercial loans are approved by a loan committee. Loans greater than $300,000, and any loans aggregating $500,000 or more to a borrower or group of related borrowers, must be approved by First Federal's Board of Directors. At December 31, 1993, First Federal held a portfolio of $25.8 million in commercial real estate loans, most of which bear interest at adjustable rates. At December 31, 1993, First Federal's commercial real estate portfolio included $1.2 million of loan participations purchased from other financial institutions. The projects financed by the participation loans are located outside of First Federal's normal trade area.

        Nonaccrual and Restructured Loans
        ---------------------------------
        The following table summarizes First Federal's nonaccrual and restructured loans at the dates indicated (In thousands):

                                                December 31,
                                1993        1992  |  1991     1990    1989
                                                  |
Nonaccrual loans (1)         $ 4,614      $ 7,411 | $3,829  $ 4,289 $ 4,885
Restructured loans (2)         5,547        7,530 |  3,733    5,964   6,007
                             -------      ------- | ------  ------- -------
Total (3) (4)                $10,161      $14,941 | $7,562  $10,253 $10,892
                             =======      ======= |  ======  ======= =======

(1) Interest is not accrued on loans when principal or interest is in default for 90 days or more or if other circumstance exist which indicate a significant deterioration in the financial condition of of the borrower, unless the loans are well secured and in the process of being collected.

(2)     Excludes loans accounted for on a nonaccrual basis.

(3) First Federal currently has no commitment to lend additional funds with respect to any of its nonperforming loans.

(4) First Federal recorded $.5 million in interest income for the year ended December 31, 1993 related to these loans, whereas $1.1 million would have been recognized under the original terms of the agreements.


     At December 31, 1993, First Federal's two largest restructured loans consisted of the following: (i) a $1.9 million loan secured by a 121 unit apartment complex in Columbia, South Carolina, (ii) a $1.6 million loan secured by a hotel in Charlotte, North Carolina. These two loans were current as to payment of principal and interest at December 31, 1993.

     Real Estate Acquired in Settlement of Loans
     -------------------------------------------
    At December 31, 1993, real estate acquired in settlement of loans totaled $15.1 million. Included in this total are the following:

     First Federal holds a retail shopping complex in Cornelius, North Carolina with a book value of $2.5 million. First Federal has hired a property management firm to continue the leasing of the complex while the property is offered for sale.
      First Federal holds an 11% participation interest with a book value of $2.1 million in a hotel in West Hollywood, California. The lead lender is handling the efforts to sell the property and settle pending litigation.

     First Federal holds a 40% participation interest with a book value of $1 million in a 49 unit suite hotel in San Francisco, California. A hotel management company is in place and the hotel is being actively marketed for sale.
     First Federal holds two office buildings in Columbia, South Carolina with a book value of $1 million. A property management firm is in place and the property is listed with a real estate broker.

     First Federal holds eight office condominium units (book value $2.2 million), which represent 38% of a medical office condominium project located in Charlotte, North Carolina. A property management firm is in place and seven of the units are leased and are being offered for sale.

     Included in REO is $1.6 million of VOI and lot contracts receivable greater than 90 days delinquent, since these contracts receivable meet the in-substance foreclosure criteria. In addition, First Federal has acquired $2.8 million of VOIs and lots located at various Fairfield resort sites due to contracts receivable which have cancelled. First Federal has reduced the carrying value of this REO by an allowance totaling $1.8 million which represents amounts applied in accordance with the Tax Sharing Agreement. Under the Remarketing Agreement, Fairfield has agreed to use its best efforts to remarket VOIs and lots underlying cancelled First Federal contracts receivable and replace those with new contracts generated by the remarketing efforts. During 1993, Fairfield remarketed, at amounts approximating book value, $1.2 million of VOIs and lots underlying First Federal's cancelled contracts receivable.

        Analysis of the Allowance for Loan Losses
        -----------------------------------------
       The allowance for loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the indicated categories of loans. The dollar amounts of the allowance applicable to each category and the ratio of loans in each category to total loans at the dates indicated are as follows (Dollars in thousands):

                  December 31, 1993   December 31, 1992 | December 31, 1991
                   Amount    Ratio     Amount     Ratio |  Amount    Ratio
                   ------    -----     ------     ------|   ------    -----
                                                        |
Real estate:                                            |
 Construction      $ 250      3.8%     $  160       3.6%|  $  333     5.5%
 Mortgage            417     66.7         420      62.0 |     502    57.0
Contracts receivable                                    |
 purchased from                                         |
 Fairfield (1)     1,150     24.9       2,919      30.2 |   2,869    33.5
Consumer and                                            |
 other                46      4.6          56       4.2 |       7     4.0
Unallocated        1,535      N/A         693       N/A |   4,267     N/A
                  -------   -----      ------     ------|  ------    -----
                  $3,398    100.0%     $4,248     100.0%|  $7,978   100.0%
                  ======    =====      ======     ======|  ======   ======

cont'd

                                     December 31, 1990    December 31, 1989
                                       Amount  Ratio        Amount     Ratio
Real estate:
 Construction                         $  426    6.2%       $  319     11.0%
 Mortgage                              1,451   51.4         1,447     49.2
Contracts receivable
 purchased from
  Fairfield (1)                        2,859   38.5           -        36.8
Consumer and other                        50    3.9            51       3.0
 Unallocated                           1,141    N/A         1,011       N/A
                                      ------   ----        ------     -----
                                      $5,927  100.0%       $2,828     100.0%
                                      ======  =====        ======     ======

- ------------------------------
(1) Prior to 1990, Fairfield maintained an allowance for loan losses on contracts receivable sold to First Federal. As a result of Fairfield's Reorganization and the rejection of its repurchase obligation, First Federal provided, during 1990, a general valuation allowance for contracts receivable purchased from Fairfield.

                                      -20-
        Investment Activities
        ---------------------
       The following table sets forth the book value of investment securities at the dates indicated (In thousands):

                                               December 31,
                                        1993       1992      | 1991
                                                             |
U.S. Treasury and other                                      |
  U.S. Government agencies                                   |
  and corporations                    $50,766      $18,847   |  $ 9,893
Other                                     518          600   |      996
                                      -------      --------  |  -------
                                      $51,284      $19,447   |  $10,889
                                      =======      =======   |  ========

         The following table sets forth the maturities of investment securities at December 31, 1993 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security) (Dollars in thousands):

                                      Maturing
                              Within            After One But
                            One Year        Within Five Years
                        -----------------   ------------------
                        Amount      Yield    Amount      Yield
                        ------      -----    ------      -----
U.S. Treasury and
  other U.S. Govern-
  ment agencies and
  corporations           $500        5.38%    $35,605     4.81%
 Other                    -                       -
                         -----                -------
                         $500                 $35,605
                         =====                =======

cont'd

                                              Maturing
                             After Five But              After
                            Within Ten Years           Ten Years
                            ----------------           ---------
                            Amount      Yield        Amount     Yield
                            -------     ------      -------     -----
U.S. Treasury and
 other U.S. Govern-
 ment agencies and
 corporations               $8,295      5.13%       $6,366      5.74%
                               -                       518      4.57
                            ------                  ------
                            $8,295                  $6,884
                            ======                  ======

       Deposits and Other Sources of Funds
       -----------------------------------
       The average monthly amount of deposits and rates paid on such deposits is summarized for the periods indicated (Dollars in thousands):

                                  Year Ended         Six Months Ended
                                 December 31,          December 31,
                                     1993                  1992
                               Amount     Rate       Amount       Rate
                               ------     ----       ------       ----
Savings deposits               $ 72,192   2.91%      $ 68,867     3.22%
Time deposits                   214,082   4.44        234,684     5.91
                               --------              --------
                               $286,274              $303,551
                               ========              ========

cont'd

                            | Six Months Ended            Year Ended
                            |      June 30,              December 31,
                            |       1992                     1991
                            |  Amount    Rate          Amount      Rate
                            |  ------    ----          -------     -----
                            |
Savings deposits            | $ 65,922   3.97%        $  56,901    5.15%
Time deposits               |  253,796   6.72           279,898    7.94
                            | --------                ---------
                            | $319,718                $336,799
                            | =========               ========

    Maturities of time certificates of deposit of $100,000 or more, outstanding at December 31, 1993 are summarized as follows (In thousands):

                          3 months or less                   $13,998
                          Over 3 through 6 months              8,914
                          Over 6 through 12 months             7,021
                          Over 12 months                       5,748
                                                             -------
                                                             $35,681
                                                             =======
                                 -21-

         The variety of deposit accounts offered by First Federal has allowed it to be competitive in obtaining funds and has allowed it to respond with flexibility (by paying rates of interest more closely approximating market rates of interest) to reduce, although not eliminate, the threat of disintermediation (the flow of funds away from depository institutions such as savings associations into direct investment vehicles such as government and corporate securities). The ability of First Federal to attract and maintain deposits, and its cost of funds, has been and will continue to be significantly affected by money market conditions.
         The dollar amounts and percentages of First Federal's noncertificate savings deposits and term certificates of deposits, by interest rate and contractual maturity, as of December 31, 1993, are as follows (Dollars in thousands):

                               Amount     Percent
                              --------   ---------
  Noncertificate
    accounts:
     Super-NOW
      accounts               $  1,630        .59%
     Interest-free
      NOW accounts              2,934       1.06
     Money market
      accounts                 40,359      14.59
     Regular NOW
      accounts                 13,968       5.05
     Savings accounts          13,853       5.00
                             --------      -----
                               72,744      26.29
                             --------      -----

                                    Contractual Maturity of CD's by Year
                              -----------------------------------------------
                                                                       1999
                                  1994    1995   1996  1997  1998   and after
Term certificate
 accounts:
  3.00% to 3.99%  61,688  22.30 $ 61,379  $  309  $  -  $  -   $  -    $  -
  4.00% to 4.99%  62,679  22.65   39,942  20,637   1,723    90    287     -
  5.00% to 5.99%  30,669  11.09   14,370   4,529   2,329 3,841  5,600     -
  6.00% to 6.99%  11,834   4.28    6,461   1,009     930 3,434    -       -
  7.00% to 7.99%   4,730   1.71    1,052   1,940   1,282   369     87     -
  8.00% to 8.99%  13,745   4.97    5,693     855     970 1,723  3,653     851
  9.00% to 9.99%  10,693   3.86    9,244      48     727   -      538     136
 10.00  to 10.99%  6,070   2.19    5,497     475     -     -      -        98
                 -------  ----- --------  ------   ----- -----  -----  ------
                 202,108  73.05 $143,638 $29,802  $7,961 $9,457$10,165 $1,085
                 -------  ----- ======== =======  ====== ====== ====== =====

Fresh start
 valuation
 premium           1,820    .66
                 -------  -----
Total savings
  deposits      $276,672  100.00%
                ========  ======

                                         -22-
         Short-term Borrowings
         ---------------------
         Another source of First Federal's funds includes advances from the FHLB. As a member of the FHLB, First Federal is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. The FHLB prescribes the acceptable uses of advances pursuant to each program as well as limitations on the size of advances. The following table summarizes First Federal's advances from Federal Home Loan Bank for each of the periods indicated (Dollars in thousands):

                                  Weighted    Maximum    Average    Weighted
                                   Average    Amount     Amount      Average
                         Balance  Interest Outstanding Outstanding Interest Rate
                         at End   at End      at any   During the   During the
   Period Ended        of Period of Period Months End   Period        Period
   ------------        --------- --------- ----------- -----------  ------------
Year Ended December
 31, 1993              $10,000     5.59%     $18,500     $12,958       5.84%

Six Months Ended
 December 31, 1992     $22,500     6.34%     $24,500     $19,833       6.30%
- -------------------------------------------------------------------------------
Six Months Ended
 June 30, 1992         $31,500     6.88%     $38,000     $34,883       7.32%

Year Ended December
 31, 1991              $42,000     8.05%     $57,000     $51,375       8.76%

                                        -23-

REGULATION AND SUPERVISION

     General Regulation of First Federal
     ------------------------------------
     In 1989, and again in 1991, legislation was enacted that substantially restructured the regulation and deposit insurance arrangements of savings associations. First, FIRREA, enacted in 1989, abolished the Federal Home Loan Bank Board ("FHLBB") and established the OTS, whose Director assumed certain of the chartering, regulation, examination and supervision duties of the FHLBB, including the regulation, examination and supervision of federally chartered savings associations such as First Federal. Second, on December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law which required the federal bank and savings association regulators to take "prompt corrective action" with respect to depository institutions that fall below specified capital levels. FDICIA also restricted the activities of undercapitalized savings associations and generally required any undercapitalized depository institution to submit a capital restoration plan that includes a guarantee by any holding company of such an association with respect to certain aspects of the plan.
     As a federally chartered savings association, First Federal is a member of the FHLB System, which is overseen by the Federal Housing Finance Board. First Federal's deposits are insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). In addition, First Federal, to some extent, is subject to regulation by the Federal Reserve Board ("FRB"). Federally chartered savings associations may not enter into certain transactions unless certain regulatory tests are met or prior governmental approval is obtained, and such associations must file certain reports with, and comply with the regulatory requirements of, the foregoing governmental agencies.

     The Director of the OTS, acting through regional directors ("Regional Directors"), is charged with enforcing compliance with all applicable laws and regulations. OTS conducts routine and specialized examinations of federally chartered savings associations such as First Federal. In general, all rules, regulations and policies of the OTS governing the safe and sound operations of savings associations are to be no less stringent than those applicable to national banks.
     Savings associations are required by OTS regulation to pay a general assessment to the OTS to fund its operations based upon the association's total assets (including consolidated subsidiaries) as reported in its quarterly thrift financial reports. An additional premium is charged for associations designated as troubled institutions. First Federal's OTS assessment aggregated approximately $.1 million for each of fiscal year 1993 and fiscal year 1992.

     Deposit Insurance
     ------------------
     The SAIF is the federal deposit insurance fund that insures savings association deposits up to $100,000 per depositor. The insurance obligations of the SAIF are backed by the full faith and credit of the United States. Another insurance fund, the Bank Insurance Fund ("BIF"), provides similar insurance coverage for bank depositors. While the FDIC administers both SAIF and BIF, by statute the funds are treated separately. Their reserves are administered separately and are not to be commingled, and savings associations insured by one fund may not be required to contribute to the other. The separateness of the insurance funds was continued and, in fact, reinforced by the FDICIA.
     A moratorium on transfers from SAIF to BIF, and vice-versa, is imposed with certain exceptions until August 9, 1994. A savings association is allowed to convert to a bank charter during the moratorium period only if membership in the SAIF is maintained, unless the conversion is effected by a failed or failing association with the approval of the FDIC. In the event of any fund conversion, the savings association involved must pay
                               -24-

an exit fee to the fund it is leaving and an entrance fee to the fund it is entering. Until December 31, 1996, the Secretary of the Treasury and the FDIC will determine jointly the exit fee payable for leaving SAIF.

     SAIF insurance assessments on deposits range from .23% to .31% of deposits based on a savings association's capital strength and supervisory factors designed to account for risks attributable to different categories and concentrations of assets and liabilities. These rates may be raised by the FDIC as it deems appropriate to maintain the fund's reserves at statutorily mandated levels. First Federal's deposit insurance premiums totaled $.8 million for the year ended December 31, 1993 compared to $.7 million for the year ended December 31, 1992. The BIF insurance assessment on deposits varies according to the same factors and at the same rates as the SAIF assessments. The FDIC has authority to increase such premiums as it deems necessary to maintain BIF's reserves at statutorily designated levels.
     The FDIC may terminate the deposit insurance of any savings association, if among other things, the FDIC determines, after notice and hearing, that the savings association has engaged or is engaging in unsafe and unsound practices; is in an unsafe or unsound condition to continue operations; or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC in connection with the granting of any application or other request or written agreement entered into with the savings association. If deposit insurance is terminated, the deposits of the savings association at that time, less subsequent withdrawals, continue to be insured for a period from six months to two years, as determined by the FDIC.

     Capital Requirements
     --------------------
     On September 29, 1992, the OTS, together with the other federal banking regulatory agencies, adopted rules to implement the "prompt corrective action" provisions of FDICIA. Under the new rules, which were effective December 19, 1992, a savings association is deemed to be: (i) "well capitalized", if it has a total Risk-based Capital ratio of 10% or greater, a Tier 1 Risk-based Capital ratio of 6% or greater (Tier 1 Capital is defined as Core Capital), a Leverage ratio of 5% or greater and is not subject to any order to meet and maintain a specific capital level; (ii) "adequately capitalized", if it has a total Risk-based Capital ratio of 8% or greater, a Tier 1 Risk-based Capital ratio of 4% or greater and a Leverage ratio of 4% or greater (or, if it is MACRO 1 rated, 3% or greater) and does not meet the definition of a "well capitalized" savings association; (iii) "undercapitalized", if it has a total Risk-based Capital ratio under 8%, and a Tier 1 Risk-based Capital ratio under 4% and a Leverage ratio under 4% (or 3% if it is MACRO 1 rated); (iv) "significantly undercapitalized" if it has a total Risk-based Capital ratio under 6%, a Tier 1 Risk-based Capital ratio under 3% or a Leverage ratio under 3%; and (v) "critically undercapitalized", if it has a ratio of Tangible Capital to total assets equal to or less than 2%.
     Tier 1 Capital is Tangible Capital plus qualifying supervisory goodwill (which is being phased-out over time until December 31, 1994) and other qualifying intangible assets that meet a three-part test of separability, cash flow and marketability. First Federal does not have supervisory goodwill or other qualifying intangible assets and, therefore, its Tier 1 Capital equals its Tangible Capital.

     At December 31, 1993, First Federal had Risk-based Capital of $27.6 million and a Risk-based Capital ratio of 14%, or $11.8 million in excess of the required total Risk-based Capital. At December 31, 1993, First Federal had both Tangible Capital and Core Capital of $27.2 million, and a Tier 1 Risk-based Capital ratio and a Leverage ratio of 8.35% of adjusted total assets, representing Tangible Capital of $22.3 million and Core Capital of $14.2 million in excess of required amounts. First Federal's required capital levels are Tangible Capital of $4.9 million (1.5% of adjusted total assets) and Core Capital of $13.0 million (4.0% of adjusted total assets).

     Under current regulations, at least half of the Risk-based Capital requirement must be met with Tier 1 Capital, while the remainder may be met with supplementary or Tier 2 Capital. Tier 2 Capital includes general loss reserves, cumulative perpetual preferred stock (if the association has the option to defer dividends), hybrid debt-equity instruments (such as perpetual debt) and qualifying subordinated debt. Total risk-weighted assets of a savings association are determined by assigning a risk weight to each asset of the savings association. In addition to risk weighting all assets on First Federal's balance sheet, certain off-balance sheet risks, such as potential obligations under letters of credit or recourse agreements, are assigned an on-balance sheet credit equivalent amount. The risk weight of an asset is expressed in terms of a percentage. Multiplying the value of an asset by its risk weight produces its risk-weighted value, and the sum of such risk-weighted values represents a savings association's total risk-weighted assets.
     The Risk-based Capital regulations require the inclusion of 100% of the value of mortgage loans sold with recourse ("recourse servicing") for purposes of calculating risk-weighted assets, unless the capital charge would exceed the contractual maximum amount of the recourse provided; in which case, the savings association is only required to hold dollar for dollar capital against the contractual maximum amount of recourse, net of any recourse liability account established. The assets are then to be included in the appropriate risk-weighted category based on the requirements of the regulation for mortgage loans. At December 31, 1993, First Federal had approximately $17.3 million of recourse servicing and had purchased special risk insurance against this recourse obligation related to $12.6 million of sold loans.

     The OTS has proposed an interest-rate-risk component in addition to the current credit-risk component of the Risk-based Capital calculation. The OTS proposal may require capital to be maintained to protect a savings association from losses due to changes in interest rates in addition to current Risk-based Capital requirements or may replace part of the current Risk-based Capital requirements. In the alternative, the interest-rate-risk component may be added to a savings association's Tier 1 Capital requirement. The amount of the interest-risk component would equal 50% of the estimated decline in the market value of portfolio equity after an immediate 200 basis point increase or decrease (whichever yields a larger decline) in market interest rates. Under the proposal, "market value of portfolio equity" would be defined as the net present value of future cash flows from assets, liabilities and off-balance sheet items. Adoption of the OTS proposal in its current form could result in an increase in First Federal's regulatory capital requirements. The other financial institution regulatory agencies have jointly proposed an interest-rate-risk rule that provides an alternative interest-rate-risk calculation to that proposed by the OTS. It is uncertain whether the OTS will retain its own version of the rule or conform its rule to the jointly proposed rule. Regardless, either version of the rule could result in an increase in First Federal's regulatory capital requirements. If the OTS rule had been adopted and in place December 31, 1993, there would have been no effect on First Federal's Tier 1 Capital.
     Beginning July 1, 1990, savings associations were required to deduct from their Core Capital a percentage of the aggregate amount of investments and extensions of credit to subsidiaries that engage in activities not permissible for national banks, which percentage increases on an accelerating basis over a period ending July 1, 1994, by which time all such loans and investments will be deducted from capital. Exceptions are made if the subsidiary is a mortgage banking company, an insured depository institution, or, unless the FDIC determines otherwise in the interest of safety and soundness, if the subsidiary engages in nonpermissible activities only as an agent, rather than as a principal. At December 31, 1993, First Federal had $3.9 million or 1.2% of its assets invested in and loaned to subsidiaries which may be deemed to be engaged in activities not permissible for national banks and otherwise not permitted by FIRREA. Management believes that First Federal will be able to reduce or dispose of these investments within the guidelines provided in FIRREA without adversely affecting operations.

     Implications of Failure to Comply with Capital Requirements
     -----------------------------------------------------------
     FIRREA provides that a savings association that does not meet applicable minimum capital requirements, and is thus a "troubled institution" under the statutory definition, is subject to liability growth restrictions and may not accept funds obtained directly or indirectly by or through any deposit broker. A troubled institution also is prohibited from soliciting deposits by offering rates of interest on deposits that are significantly higher than the prevailing rates on deposits offered by other insured financial institutions of the same type. FDICIA similarly restricts the ability of depository institutions to accept brokered deposits and extends some of those limitations to savings associations that do not significantly exceed minimum capital requirements.

     The Director of the OTS also may establish, on an association-by-association basis, individualized minimum capital requirements ("IMCRs") that could exceed the general requirements discussed above. IMCRs could be based upon a number of factors relating to a savings association, including, but not limited to, the fact that the savings association is receiving special supervisory attention or has losses resulting in capital inadequacy, poor liquidity or cash flow, rapid growth, inadequate underwriting policies and procedures, a record of operational losses, portfolio weakness, business relationships with affiliates or exposure to interest rate, credit or prepayment risk. As a result of Fairfield's now completed Chapter 11 reorganization, First Federal entered into a Supervisory Agreement in 1990, subsequently revised, pursuant to which First Federal agreed, except for certain enumerated transactions, that neither First Federal nor any of its subsidiaries would enter into any transactions with Fairfield or any of its subsidiaries without the prior written approval of the Regional Director.

     FDICIA Capital Requirements and Restrictions
     --------------------------------------------
     FDICIA added a new section to the Federal Deposit Insurance Act that became effective December 19, 1992 and is intended to resolve problem associations at the least possible long-term cost to the deposit insurance funds. With certain exceptions, a savings association will be prohibited from making capital distributions or paying management fees if the payment of such distributions or fees will cause the savings association to become undercapitalized. Furthermore, undercapitalized savings associations will be required to file capital restoration plans with the appropriate federal regulator. Pursuant to FDICIA, undercapitalized savings associations also will be subject to restrictions on growth, acquisitions, branching and engaging in new lines of business unless they have an approved capital plan that permits otherwise. The OTS also may, among other things, require an undercapitalized savings association to issue shares or obligations, which could be voting stock, to recapitalize the savings association or, under certain circumstances, to divest itself of any subsidiary.
     Critically undercapitalized savings associations may be subject to more extensive control and supervision and the OTS may prohibit any critically undercapitalized savings association from, among other things, entering into any material transaction not in the ordinary course of business, amending its charter or bylaws, or engaging in certain transactions with affiliates. In addition, critically undercapitalized savings associations generally will be prohibited from making payments of principal or interest on outstanding subordinated debt. Within 90 days of a savings association becoming critically undercapitalized, the OTS must appoint a receiver or conservator unless certain findings are made with respect to the prospect for the savings association's continued operation.

     Enforcement Powers
     ------------------
     The OTS and, under certain circumstances, the FDIC have substantial enforcement authority with respect to savings associations for violation of laws or regulations, engaging in unsafe and unsound practices, or failure to comply with applicable capital requirements. Such enforcement powers include authority to bring actions against all "institution-affiliated parties," which includes directors, officers, employees or controlling stockholders; stockholders who participate in the conduct of the affairs of the association; and any attorneys, appraisers and accountants who knowingly or recklessly participate in any violation of law or regulation, breach of fiduciary duty or unsafe or unsound practice which is likely to cause more than minimal financial loss or have a significant adverse effect on the savings association. The OTS' enforcement authority includes, among other things, the ability to assess substantial civil money penalties; to terminate or suspend insurance of the savings association's accounts; to initiate injunctive actions and to issue a broad range of prohibition, removal or cease-and-desist orders.

     Equity Risk Investments
     -----------------------
     OTS regulations limit the amount and nature of investments that a savings association and its subsidiaries, on a consolidated basis, may make in equity securities, real estate, service corporations, land loans, and non-residential construction loans with loan-to-value ratios greater than 80%. The regulation limits further the amount an insured savings association may invest without OTS approval in any one real estate project, to an amount equal to the savings association's aggregate loans-to-one borrower limitation and requires insured savings associations to post incremental regulatory capital of up to 10% of all equity risk investments. Land loans and non-residential construction loans with loan-to-value ratios greater than 80% that were made or legally committed to on or before February 27, 1987 are "grandfathered".

     The regulations generally provide that: (i) savings associations that meet their regulatory capital requirements and have Tangible Capital of at least 6% of total liabilities may invest up to three times their Tangible Capital in equity risk investments without Regional Director approval, and
(ii) savings associations that meet their regulatory capital requirements but have Tangible Capital of less than 6% of total liabilities may invest only up to the greater of (a) 3% of such savings association's assets, or (b) two and one-half times Tangible Capital, without Regional Director approval. All affected associations must notify their Regional Director when equity risk investments exceed 20% of assets. At December 31, 1993, First Federal's Tangible Capital amounted to $27.2 million or 9% of its total liabilities and its equity risk investments aggregated $2.2 million.

     Qualified Thrift Investments
     ---------------------------
     The Home Owners' Loan Act, as amended ("HOLA"), mandates that a savings association maintain a minimum percentage of its assets in housing finance and related activities. Pursuant to FDICIA, a qualified thrift lender ("QTL") is any savings association that has qualified thrift investments equal to or exceeding 65% of the savings association's total tangible assets, on an average basis, in nine out of every twelve months. More specifically, savings associations are required to maintain 65% of their "portfolio assets" in "qualified thrift investments," including not less than 45% in loans related to residential real property and manufactured housing, home equity loans and mortgage-backed securities, and up to 20% in certain other loans, including loans on churches, schools, nursing homes and hospitals, and consumer loans (up to 10% of portfolio assets). FDICIA also increased from 10% to 20% the amount of liquid assets that may be deducted from portfolio assets in calculating the QTL percentage.

     The regulatory approval whereby Fairfield acquired First Federal provides that VOI contracts receivable transferred by Fairfield to First Federal constitute qualified thrift investments, provided that the amount of such investments that qualify as related to domestic residential real estate will be based on an appraisal acceptable to the Regional Director of the OTS's Southeast Region, which will form a basis for determining the relationship that the realizable value of the security property bears to the principal amount of the contract receivable that such property secures. First Federal is not currently undertaking appraisal of the underlying collateral related to the respective VOI contracts receivable.

     At December 31, 1993, First Federal's total qualified thrift investments, exclusive of VOI contracts receivable as domestic residential real estate loans for which a determination of qualification has not been made, as a percentage of total tangible assets was 69.5%, which exceeded the minimum of 65% required by FDICIA.
     Failure to meet the QTL test will require conversion to a bank charter by noncomplying savings associations or the immediate imposition of restrictions on the payment of dividends, commencement of new activities, establishment of branches and access to FHLB advances. In addition, after three years, outstanding FHLB advances must be repaid and the savings association must divest itself of all activities and investments not permissible for both national banks and savings associations. Any holding company for a savings association that fails the QTL test and does not requalify (which is only allowed once) within one year must register as a bank holding company and have its activities substantially curtailed.

     Safety and Soundness Measures
     -----------------------------
     As required by FDICIA, the OTS, together with the other Federal banking agencies, adopted uniform regulations, effective March 19, 1993, prescribing standards for extensions of credit either secured by real estate or made for the purpose of financing the construction of improvements on real estate.
The OTS regulations require each savings association to establish and maintain written internal real estate lending standards consistent with safe and sound banking practices and appropriate to the size of the savings association and the nature and scope of its real estate lending activities. Such standards also must be consistent with OTS guidelines which establish permissible loan to value ratios for various types of real estate loans, ranging from 50% for raw land up to 95% for home equity mortgages. Mandatory ratios were not established because of concerns that absolute ratios would constrict the availability of credit and reduce lending flexibility for programs such as the Community Reinvestment Act of 1977 (the "CRA"). FDICIA-mandated standards relating to operations and management's asset quality, earnings and valuation; and employment contracts and compensation arrangements have not yet been adopted by the OTS.

     Lending Limits
     --------------
     The aggregate amount of loans and other extensions of credit that First Federal may make to any one borrower, including related entities, is subject to the lending limits applicable to national banks. In general, national banks may lend to any one borrower an amount not in excess of 15% of their capital on an unsecured basis. An additional amount, up to 10% of capital, may be loaned if fully secured by readily marketable collateral. In addition, a savings association is permitted to lend up to $500,000 to one borrower regardless of capital; and, upon receipt of a written order of the OTS, up to the lesser of 30% of capital or $30 million to develop domestic residential housing units provided, however, that, among other conditions, the savings association is in compliance with the fully phased-in capital standards under HOLA and that such loans do not, in the aggregate, exceed 150% of the savings association's capital. The aggregate amount of loans secured by nonresidential real estate also is limited to 400% of a savings associations's capital. The OCC has proposed revisions to its lending limit regulation applicable to national banks that would, among other things, change the definition of "unimpaired capital and surplus" to comport with and be based upon quarterly Call Report figures; update the definition of "loans and extensions of credit" to account for several previously unaddressed credit arrangements; consolidate the rule's limitations, exceptions and exclusions; clarify the circumstances under which certain loans will be deemed secured; amend the "direct benefits" and the "common enterprise" tests of the attribution rules; and devise a method of dealing with nonconforming loans. First Federal does not expect that adoption of the proposed amendments to the OCC's regulations will have a material impact on its compliance with or calculation of the lending limit.

     At December 31, 1993, the aggregate amount of loans and other extensions of credit that First Federal was permitted to make to one borrower and the aggregate amount of its loans that was permitted to be secured by nonresidential real estate totaled $4.3 million and $114.1 million, respectively. The largest aggregate amount of loans to one borrower at December 31, 1993 totaled $2.1 million, and the aggregate amount of nonresidential real estate loans at such date totaled $25.8 million.

     Classification of Assets
     ------------------------
     Under existing regulations, examiners (subject to the approval of First Federal's Regional Director) have authority to classify any assets of First Federal as "Substandard", "Doubtful" or "Loss". Assets that do not yet warrant adverse classification but nonetheless possess credit or other deficiencies or potential weaknesses deserving management's close attention are classified as Special Mention; assets that the examiners determine may sustain a loss if current deficiencies are not corrected are classified as Substandard; assets exhibiting such weakness as to make collection or liquidation in full highly questionable and improbable are classified as Doubtful; and assets considered uncollectible are classified as Loss.
     Under OTS regulations, with respect to assets classified as Substandard or Doubtful, if the examiner concludes that the existing aggregate valuation allowances established by the association are inadequate, the examiner will determine the need for, and extent of, any increase necessary in the insured savings association's general allowance for loan losses, subject to review by the Regional Director. For the portion of assets classified as Loss, savings associations are required either to establish specific allowances for losses of 100% of the amount classified or to charge off such amount. The OTS has revised its regulations to require that "fair value" be used to value all foreclosed assets.

     The OTS regulations also require savings associations to classify their own assets and to establish prudent general allowances for loan losses. The Regional Director is responsible for determining the appropriateness of the classifications established by the savings association. The regulations also require savings associations to establish liabilities for off-balance sheet items when loss becomes probable and estimable.

     Investment and Loan Portfolio Accounting Policies
     -------------------------------------------------
     The OTS has established guidelines that require depository institutions to establish prudent policies and strategies with respect to the selection of securities dealers and securities transactions. These guidelines require the Board of Directors of any savings association to adopt a written portfolio policy and strategy outlining the steps management will take to achieve any stated goals. Furthermore, to prevent savings associations from manipulating the recognition of gains and losses on securities transactions, the guidelines require savings associations to distinguish between securities held for investment and those held for sale or trading. Securities bought and held for investment must be reported at their amortized cost. Securities held for sale must be reported at the lower of cost or market value with unrealized losses (and recoveries of unrealized losses) recognized in current income. Securities bought for trading purposes must be reported at current market value, with unrealized gains and losses recognized in current income. The investment portfolio accounting policies described in the guidelines are also applicable to the loan portfolio.

     In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which amends both SFAS No. 5 "Accounting for Contingencies," and SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," and is effective for fiscal years beginning after December 15, 1994. SFAS No. 114 requires that an impaired or restructured loan be measured at the present value of its expected future cash flows discounted at the effective interest rate of the loan. SFAS No. 114 also permits a creditor to recognize the fair value of the collateral of an impaired collateral-dependent loan as an alternative to discounting expected future cash flows and to recognize an observable market, if one exists, as an alternative to the discounting method. First Federal does not anticipate that the the implementation of SFAS No. 114 will have a material impact on its consolidated financial statements.

     Other Restrictions
     -------------------
     Several regulatory restrictions generally applicable to banks apply to all savings associations, including restrictions on loans to affiliates and loans to insiders by a savings association. The commercial real estate lending authority of a federal association, specifically the authority to make nonresidential real property loans, is limited to 400% of such association's capital.

     Savings associations also must notify the Director of OTS of the proposed addition of any individual to the Board of Directors or the employment of any individual as a senior executive officer of any savings association or holding company thereof that has been chartered or undergone a change in control within two years or that is failing its capital requirement or otherwise is a troubled institution. Such notice must be provided to the OTS at least 30 days before such addition or employment becomes effective; the Director of the OTS may disapprove a change within the 30 day period after receipt of such notice. First Federal has been designated in "troubled condition". In addition, Fairfield is deemed to have undergone a change in control as a result of stock issued in connection with the Reorganization. Consequently Fairfield and First Federal are both subject to the 30 day prenotification requirement. Substantial civil and criminal penalties can be assessed against insured depository institutions for violations of law or for engaging in unsafe or unsound banking practices. See "Implications of Failure to Comply With Capital Requirements."
     The CRA is presently in the process of amendment by the Congress and financial institution regulators. At this time, it is unclear what effect, if any, the amendments may have on First Federal's CRA rating or CRA related expenses.

     FHLB System
     -----------
     The FHFB, which, as noted above, oversees the operations of the FHLB System with respect to the FHLBs, is an independent agency in the executive branch. Its primary mission is to assist the FHLBs in the promotion of housing. In addition, the FHFB is responsible for insuring that the FHLBs are adequately capitalized, able to raise funds in the capital markets, and operate in a safe and sound manner. FIRREA also established new restrictions on the availability of advances, the principal impact of which will be to limit the use of advances to finance housing.
     The FHFB also is charged with establishing regulatory standards for community investment or service for members seeking advances from FHLBs. The FHFB has promulgated community support requirements, which limit the availability of long-term FHLB advances to associations that do not file acceptable community support action plans with the FHFB and satisfy the goals stated in the plan within a stated period of time. The regulations also establish CRA-related criteria with respect to the availability of long-term advances.

     As a member of the FHLB System, First Federal is required to purchase and hold stock in the FHLB of Atlanta in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts and similar obligations as of the close of each calendar year, or 1/20th of its FHLB advances, whichever is greater. At December 31, 1993, First Federal was in compliance with this requirement, holding stock in the FHLB of Atlanta in the amount of $6.3 million at such date.
     The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. FHLBs make loans (i.e., advances) to members in accordance with policies and procedures established by the FHFB and the FHLBs. Advances must be secured, in an amount deemed sufficient by the FHLB, by the following types of assets: fully disbursed, whole first mortgages on improved residential
                                   -31-

property, or securities representing such interest;
securities issued, insured or guaranteed by the United States government or any agency thereof; deposits of a FHLB; or other real estate-related collateral acceptable to the FHLB with a readily ascertainable value in which the FHLB can perfect a security interest. Advances secured by "other real estate-related" collateral, however, may not exceed 30% of a member's capital. Furthermore, long-term advances may only be made for the purpose of funding residential housing. Savings associations that fail the QTL test will be subject to further limitations upon their access to advances.

     Prior to the enactment of FIRREA, VOI contracts did not qualify as collateral for FHLB advances. Until guidance is received from the FHFB and the FHLB, there can be no assurance as to whether VOI contracts will be deemed to qualify either as "first mortgages" or as "other real estate-related" collateral acceptable to the FHLB. If VOI contracts are determined by the FHFB and FHLB not to qualify either as "first mortgages" or "other real estate-related" collateral for FHLB advances, management of First Federal (to the extent additional FHLB advances are sought) would be required to secure FHLB advances with other assets of First Federal which have been accepted as collateral for FHLB advances, as discussed below. To the extent that qualifying collateral is not reasonably available, First Federal would be required to seek other sources of funds such as deposits, which have historically been First Federal's principal source of funds.
     During the years ended December 31, 1993 and 1992, First Federal received $.3 million and $.4 million, respectively, of dividends from the FHLB of Atlanta. Pursuant to FIRREA, a significant portion of the retained earnings of the FHLBs has been appropriated and is required to be transferred by the FHLBs to the Resolution Funding Corporation ("REFCORP"), which is the government entity established by FIRREA to raise funds to resolve troubled savings association cases. This appropriation, used to fund the principal and a portion of the interest on REFCORP bonds and certain low-income housing programs, substantially reduces the amount of dividends the FHLBs will be able to pay to members in the future. Moreover, there can be no assurance that this will not result in a reduction in the value of FHLB stock.

     Liquidity and Deposit Reserves
     ------------------------------
     All savings associations are required to maintain liquid assets equal to a certain percentage of net withdrawable savings and current borrowings (borrowings payable in one year or less). The liquidity requirement may vary from time to time depending upon economic conditions and savings flows of these associations. At the present time, the required liquid asset ratio is 5%. Liquid assets for purposes of this ratio include short-term assets (e.g., cash, certain time deposits, corporate obligations and United States Treasury, state and federal agency obligations with a remaining term to maturity of five years or less). In addition, FHLB members are required to maintain certain levels of short-term liquid assets. Short-term liquid assets currently must constitute at least 1% of net withdrawable savings and current borrowings. Penalties may be imposed upon savings associations for violations of liquidity requirements. In 1993, First Federal's liquid assets averaged in excess of 5% of net withdrawable savings and current borrowings, and its short-term liquid assets averaged in excess of 1% of net withdrawable savings and current borrowings.
     FRB regulations require savings associations to maintain reserves against their transaction accounts (primarily NOW accounts, Super NOW accounts and regular checking accounts) and certain non-personal time deposits. The FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts up to $46.8 million (subject to adjustment by the FRB), and an additional reserve of $1.404 million plus 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of aggregate transaction accounts in excess of such amount. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.

                                  -32-
     Savings associations also have authority to borrow from a Federal Reserve Bank, but the FRB's regulations require a savings association to exhaust all FHLB sources before this borrowing source is used.

     Holding Company Regulations
     --------------------------
     As a savings and loan holding company ("SLHC") within the meaning of HOLA, Fairfield is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. The HOLA prohibits a SLHC, directly or indirectly, from (i) acquiring control (as defined) of another savings association (or holding company thereof) without prior OTS approval, (ii) acquiring more than 5% of the voting shares of another savings association (or holding company thereof) that is not a subsidiary, or (iii) acquiring, through merger, consolidation or purchase of assets, another savings association or savings and loan holding company without prior OTS approval.
     A SLHC may not acquire as a separate subsidiary a savings association that has principal offices outside of the state where the principal offices of its subsidiary association are located, except (i) in the case of certain emergency acquisitions approved by the FDIC, (ii) if the holding company controlled (as defined) such savings association as of March 5, 1987, or
(iii) when the state laws of the state where a savings association which is to be acquired is located specifically authorize such an acquisition.

     Federal statutes and regulations contain a number of provisions that affect the acquisition of SLHCs such as Fairfield. These provisions include the SLHC provisions of the HOLA and regulations thereunder, which govern acquisitions by companies, and the Change in Bank Control Act of 1978, as amended, and regulations thereunder, which govern acquisitions by individuals. The effects of these provisions may be to deter potential purchasers from acquiring significant positions in Fairfield's stock.
     No director or officer of a SLHC or person owning or controlling more than 10% of such holding company's voting shares may, except with prior approval of the OTS, acquire control of any savings association which is not a subsidiary of such holding company. These restrictions are in addition to requirements of the Depository Institution Management Interlocks Act and regulations promulgated pursuant thereto, which generally prohibit directors and officers of a financial institution or financial institution holding company from also serving as a director or officer of an unaffiliated financial institution or financial institution holding company that is very large or is located in the same geographic area.

     FIRREA amended the Bank Holding Company Act of 1956 to provide bank holding companies with the general authority to acquire savings associations. Such acquisitions previously were permitted only in connection with supervisory transactions.

     Activities
     ----------
     Fairfield is a unitary SLHC. There are generally no restrictions on the activities of a unitary SLHC provided that (i) the SLHC controls only one savings association and such association meets the QTL test, or (ii) the SLHC controls more than one savings association, provided that the additional savings associations were acquired by means of a FSLIC- or FDIC- assisted transaction and each subsidiary association meets the QTL test. In addition, in connection with Fairfield's acquisition of First Federal, Fairfield is required to submit its annual debt budget to the OTS for approval.

     Transactions with Affiliates
     -----------------------------
     HOLA subjects certain transactions between any subsidiary savings association of a SLHC, such as First Federal, and any affiliates of such savings association, to Sections 23A and 23B of the Federal Reserve Act, as amended ("FRA"), in the same manner and to the same extent as if each such savings association were a member bank of the Federal Reserve System. Three additional rules apply to savings associations, which

                                     -33-
reflect the fact that affiliates of savings associations can engage in a far greater range of activities than affiliates of banks and, thus, can expose the savings associations to greater risk. First, a savings association may not make any loan or extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies. Second, a savings associations may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary). Third, the OTS may for reasons of safety and soundness impose more stringent restrictions on savings associations, but may not exempt transactions from or otherwise abridge Sections 23A or 23B. In addition, the OTS has adopted a regulation that prohibits a savings association or any subsidiary thereof from extending credit to an affiliate that engages in any activity not permissible to a federal savings association.
     In 1991, the OTS adopted a regulation defining and clarifying the applicability to savings associations of Sections 23A and 23B. The rule requires all savings associations to keep detailed records of affiliate transactions. Savings associations that have been the subject of a change of control within the preceding two years, that have composite ratings of 4 or 5, that do not meet all their capital requirements or that are otherwise subject to supervisory controls or concerns may be required to provide the OTS 30 days notice prior to entering into any non-exempt transaction with an affiliate.

     Generally, Sections 23A and 23B of the FRA and the OTS affiliate transaction regulations impose both quantitative and qualitative restrictions on "covered transactions" among financial institutions and their affiliates. "Covered transactions" between a savings association or its subsidiaries and any one affiliate are limited by Section 23A to 10% of the bank's capital stock and surplus. "Covered transactions" among an association or its subsidiaries and all affiliates, which are limited to 20% of the savings association's capital stock and surplus include (i) purchasing or investing in securities issued by an affiliate, (ii) lending or extending credit to or guaranteeing credit of an affiliate, (iii) purchasing assets from an affiliate, and (iv) accepting securities issued by an affiliate as collateral for a loan or extension of credit.
     Qualitative restrictions on affiliate transactions are applied by
Section 23B to a broader range of transactions than are covered by Section 23A. Such transactions must be either on terms that are substantially the same, or at least as favorable to the savings association or its subsidiary, as those prevailing at the time for comparable transactions with other nonaffiliated companies or, in the absence of comparable transactions, on terms that in good faith would be offered to nonaffiliated companies. In addition, each loan or extension of credit to an affiliate by a savings association must be secured by collateral with market value ranging from 100% to 130% (depending on the type of collateral) of the amount of credit extended. The purchase of low-quality assets from an affiliate is prohibited.

     Exceptions to the provisions of Sections 23A and 23B may be granted only by the FRB, either on an individual basis or by regulation. Exceptions granted by the FRB must be consistent with prior public policy and with appropriate safety and soundness considerations.

     Restrictions on Dividends
     -------------------------
     Under HOLA, a subsidiary savings association of a SLHC must give the OTS at least 30 days advance notice of any proposed declaration of a dividend to the holding company. Pursuant to the Prenuptial Agreement with the FSLIC, Fairfield agreed not to accept or cause First Federal to pay dividends in an amount (i) that would cause First Federal's regulatory capital to fall below regulatory minimums, (ii) exceeding 100% of First Federal's cumulative net income for the prior eight quarters, less cumulative dividends paid during such period, without the prior written approval of the Regional Director, if First Federal's net capital exceeds the fully phased-in requirement; provided, however, that if a dividend would cause First Federal's net capital to fall below its fully phased-in capital requirement, such dividend may not cause First Federal's net capital to fall below such requirement by an amount exceeding 50% of First Federal's cumulative net income for the prior eight quarters, less cumulative dividends paid during such period, without the prior written approval of the

                                      -34-

 Regional Director; and (iii) exceeding 50% of
First Federal's cumulative net income for the prior eight quarters, less cumulative dividends paid during such period, without the prior written approval of the Regional Director, if regulatory capital exceeds the minimum capital requirement but is less than the fully phased-in requirement. Fairfield agreed under the Prenuptial Agreement, as amended on September 14, 1992 in connection with confirmation of the Plans, that the FSLIC may vote and/or dispose of the First Federal shares owned by Fairfield, without compensation, subject to certain rights of notice and opportunities to cure, if First Federal's Regulatory Capital Trigger, which is defined as (a) the time at which Fairfield fails to honor certain obligations under the Remarketing Agreement entered into with First Federal or (b) First Federal's regulatory capital, on the basis of GAAP, at any time falls below 2% of First Federal's assets.
     OTS regulations also impose limitations upon all capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another association in a cash-out merger and other distributions or charges against capital. The regulations establish three tiers of savings associations. After prior notice, but without approval of the OTS, a savings association that exceeds its fully phased-in capital requirement could make capital distributions during the calendar year up to 100% of its current net income plus the amount that would reduce its "surplus capital ratio" (the excess capital over its fully phased-in capital requirement) to one-half of its surplus capital ratio at the beginning of the calendar year. Any additional capital distributions would require prior regulatory approval. A savings association that meets its regulatory capital requirement, but not its fully phased-in capital requirement, could make capital distributions of between 25% and 75% of current earnings without prior OTS approval. A savings association that does not meet its regulatory capital requirement could not make any capital distributions without prior OTS approval.


                                    -35-























Item 3.        LEGAL PROCEEDINGS
               -----------------
               The information required by Item 3 is incorporated herein by reference to Note 9 - Stockholders' Equity and Note 13 - Contingencies of "Notes to Consolidated Financial Statements" included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1993.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------
               No matters were submitted to a vote of stockholders during the fourth quarter of 1993.

Executive Officers of the Registrant
- ------------------------------------
     The following is a listing of the executive officers of Fairfield, none of whom has a family relationship with directors or other executive officers:

               John W. McConnell, age 52, President and Chief Executive Officer since 1991; President and Chief Operating Officer from 1990 to 1991; Senior Vice-President and Chief Financial Officer from 1986 to 1990.

               Morris E. Meacham, age 55, Executive Vice President since 1990; Senior Vice President and Chief Operating Officer of Leisure Products Group from 1986 to 1990. Effective January 1, 1994, Mr. Meacham entered into a new Employment Agreement as Vice President of Special Projects.
               Marcel J. Dumeny, age 43, Senior Vice President and General Counsel since 1989; Senior Vice President/Law and Development from 1987 to 1989.

               Clay G. Gring, Sr., age 62, Senior Vice President/Leisure Products Group since September 1991. Self-employed from 1984 to September 1991 specializing in the development and management of real estate properties, including resort communities and hospitality related properties.
               Robert W. Howeth, age 46, Senior Vice President and Treasurer since October 1992; Senior Vice President/Planning and Administration from 1990 to October 1992; Vice President and Treasurer from 1988 to 1990.

               Joe T. Gunter, age 52, Senior Vice President, General Counsel/Leisure Products Group since 1989; Senior Vice President and Special Counsel from 1984 to 1989.
               Robert T. Waugh, age 63, President of First Federal Savings and Loan Association of Charlotte, a wholly owned subsidiary of Fairfield, since 1972.

               William G. Sell, age 40, Vice President/Controller and Chief Accounting Officer since 1988.

                                   PART II

Item 5.        MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
               ------------------------------------------------
               STOCKHOLDER MATTERS
               -------------------
               Pursuant to the Plans, all of the outstanding Common Stock of Predecessor Fairfield was cancelled effective September 1, 1992. As of March 18, 1994, the outstanding number

                                   -36-
of shares of Fairfield's Common Stock totaled 9,792,601, of which 160,001 shares were held by wholly owned subsidiaries. In accordance with the Plans, Fairfield will issue additional shares as the remaining unsecured claims are resolved. The ultimate amount of allowed unsecured claims and the timing of the resolution of claims is largely within the control of the Bankruptcy Court. However, based upon available information, Fairfield presently estimates that approximately 10,908,706 shares of Common Stock will be issued and outstanding, including shares held by wholly owned subsidiaries. Additionally, 588,235 shares have been reserved, but not issued, for the benefit of the holders of the FCI Notes.

               On November 4, 1993, Fairfield's Common Stock commenced "regular way" trading on the NASDAQ National Market System under the trading symbol FFCI. For the period November 4, 1993 through December 31, 1993, the high and low closing bid prices were $4-5/8 and $2-3/4, respectively. As of February 28, 1994, there were approximately 4,100 stockholders of the Common Stock.
               During the last two fiscal years Fairfield did not pay any dividends and is prohibited from paying any dividends under the terms of its financing arrangements, except for dividends payable in shares of its Common Stock.

Item 6.        SELECTED FINANCIAL DATA
               -----------------------
               Information required by Item 6 is incorporated herein by reference to the table titled Selected Financial Data included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1993.

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               -----------------------------------------------------------
               AND RESULTS OF OPERATIONS
               -------------------------
               Information required by Item 7 is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1993.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
               -------------------------------------------
               Financial statements and supplementary data required by Item 8 are set forth below in Item 14(a), Index to Financial Statements.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          --------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------
               None

                                   PART III
                                   --------
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          -------------------------------------------------
     (a)  Identification of Directors
          ---------------------------
               This item is incorporated herein by reference to Registrant's Proxy Statement for its annual meeting of stockholders to be held June 1, 1994.

                                    -37-

     (b)  Identification of Executive Officers
          ------------------------------------
               In accordance with Regulation S-K Item 401(b), Instruction 3, the information required by Item 10(b) concerning the Company's executive officers is furnished in a separate item captioned Executive Officers of the Registrant in Part I above.

     (c)  Compliance with Section 16(a) of the Exchange Act
          -------------------------------------------------
               This item is incorporated by reference to Registrant's Proxy Statement for its annual meeting of stockholders to be held June 1, 1994.

Item 11.  EXECUTIVE COMPENSATION
          ----------------------
               This item is incorporated by reference to Registrant's Proxy Statement for its annual meeting of stockholders to be held June 1, 1994.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
          MANAGEMENT
          ----------
               This item is incorporated by reference to Registrant's Proxy Statement for its annual meeting of stockholders to be held June 1, 1994.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------
               This item is incorporated by reference to Registrant's Proxy Statement for its annual meeting of stockholders to be held June 1, 1994.

                                   PART IV
                                   -------
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------
     (a)(1)    Index to Financial Statements:
               ------------------------------

               The following consolidated financial statements and Report of Ernst & Young, Independent Auditors, included in the
          Registrant's Annual Report to Stockholders for the year ended December 31, 1993 are incorporated herein by reference:

               Consolidated Balance Sheets - December 31, 1993 and 1992 Consolidated Statements of Operations - Year Ended December 31, 1993, Six Months Ended December 31, 1992, Six
               Months Ended June 30, 1992 and Year     Ended December 31,
               1991

               Consolidated Statements of Stockholders' Equity (Deficit) -
               Year Ended December    31, 1993, Six Months Ended December 31,
               1992, Six Months Ended June 30,      1992 and Year Ended
               December 31, 1991

               Consolidated Statements of Cash Flows - Year Ended December
               31, 1993, Six        Months Ended December 31, 1992, Six
               Months Ended June 30, 1992 and Year     Ended December 31,
               1991

               Notes to Consolidated Financial Statements - December 31, 1993
                                       -38-

     (2) The following financial statements schedules should be read in conjunction with the consolidated financial statements included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1993:


                 Financial Statement Schedules
                 -----------------------------
                 Schedule III - Condensed Financial Information of Registrant


                 Schedule VIII - Valuation and Qualifying Accounts
                 Schedule X - Supplementary Income Statement Information

               Financial statement schedules not included herein have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
     (3) Exhibits required by this item are listed on the Exhibit Index attached to this report and hereby incorporated by reference.

     (b)  Reports on Form 8-K Filed in the Fourth Quarter
          ----------------------------------------------
               On December 21, 1993, a Current Report on Form 8-K was filed in which Fairfield announced it had entered into a letter of intent for the sale of First Federal Savings and Loan Association of Charlotte, North Carolina.
               On November 3, 1993, a Current Report on Form 8-K was filed disclosing the Stock Purchase Agreement for the sale of Fairfield Green Valley, Inc. and Fairfield Sunrise Village, Inc.

               On October 1, 1993, a Current Report on Form 8-K was filed disclosing the completion of three new financing transactions.

      (c)  Exhibits
           --------
                The Exhibit Index attached to this Report is hereby incorporated by reference.

      (d)  Financial Statements Schedules
           ------------------------------
                 Following are the schedules as referenced in the Index to Financial Statements included in Item 14(a) above.



                                        -39-









                                                               SCHEDULE III

               Registrant's condensed financial statements for periods prior to reorganization are not presented as the Registrant had a different capital structure and, as a result, financial information for these periods is not meaningful. Condensed financial information of Registrant is as follows (In thousands):

                              Condensed Balance Sheets
                                                           December 31,
                                                          1993      1992
          Assets:
            Cash                                       $  1,110 $  15,660
            Loans receivable, net                         9,612    10,259
            Real estate inventories                      31,584    26,773
            Investments in and net amounts due
              from other subsidiaries                    64,353    63,506
            Other assets                                 23,324    15,950
                                                       --------  --------
                                                       $129,983  $132,148
                                                       ========  ========

          Liabilities and Stockholders' Equity:
            Financing arrangements                     $ 36,141  $ 43,157
            Deferred revenue                             20,599    20,052
            Other liabilities                            26,095    31,977
            Stockholders' equity                         47,148    36,962
                                                       --------  --------
                                                       $129,983  $132,148
                                                       ========  ========

                        Condensed Statements of Earnings
                                                               Six Months
                                            Year Ended            Ended
                                            December 31,       December 31,
                                                1993               1992
         Net sales and revenues                 $60,696          $27,275
          Interest income                         2,025            1,425
                                                -------          -------
                                                 62,721           28,700
                                                -------          -------
          Costs and expenses:
            Cost of sales                        29,020           12,634
            Selling and administrative           33,007           16,683
            Interest, net                         3,377            2,953
                                               --------          -------
                                                 65,404           32,270
                                               --------          -------
         Loss before provision for income taxes
            and equity in undistributed earnings
            of subsidiaries                      (2,683)          (3,570)
          Provision for income taxes              3,600              695
          Equity in undistributed
           earnings of subsidiaries:
             Continuing operations               13,593            5,383
             Discontinued operations               (140)             131
                                                -------          -------
          Net earnings                          $ 7,170          $ 1,249
                                                =======          =======

                                    -40-
                                                               SCHEDULE III
                                                                (Continued)

                          Condensed Statements of Cash Flows

                                                              Six Months
                                                 Year Ended     Ended
                                                 December 31, December 31,
                                                      1993       1992
          Operating activities:
            Net cash (used in) provided by
              continuing operating activities        $ (3,570) $     631
                                                     --------  ---------
          Investing activities:
            Net (purchases) proceeds from sales of
              property and equipment                     (749)        89
            Principal collections on loans             16,497      6,344
            Origination of loans                      (33,035)    (8,810)
            Cash received from unconsolidated
              subsidiaries                              2,364      1,089
            Sales of loans to subsidiaries             23,812     18,911
            Purchases of loans from subsidiaries      (13,384)    (2,743)
            Net investment activities of
              discontinued operations                 (15,706)   (10,640)
                                                     --------   --------
          Net cash (used in) provided by
            investing activities                      (20,201)     4,240
                                                     --------   --------
          Financing activities:
            Net repayments of financing arrangements   (7,328)    (3,113)
            Net decrease in intercompany advances      16,549     11,248
                                                     --------   --------
          Net cash provided by financing activities     9,221      8,135
                                                     --------   --------
          Net increase (decrease) in cash             (14,550)    13,006
          Cash, beginning of period                    15,660      2,654
                                                     --------   --------
          Cash, end of period                        $  1,110   $ 15,660
                                                     ========   ========

                                                              SCHEDULE VIII

                     Fairfield Communities, Inc. and Subsidiaries
                          Valuation and Qualifying Accounts
                                    (In thousands)



                                         Additions
                            Balance at    Charged                Balance at
                             Beginning    to Costs                  End of
Description                  of Period  and Expenses  Deductions    Period
- -----------                 ----------  ------------  ----------- ---------
Year Ended December 31, 1993
 Deducted from asset accounts:
 Allowance for loan losses     $13,284     $3,252      $(5,544)(a)  $10,992
                               =======     ======      ========      ======

Six Months Ended December 31, 1992
  Deducted from asset accounts:
  Allowance for loan losses    $13,868     $1,253      $(1,837)(a)  $13,284
                               =======     ======      ========     ========

- ----------------------------------------------------------------------------

Six Months Ended June 30, 1992
  Deducted from asset accounts:
  Allowance for loan losses    $15,214     $1,166      $(2,512)(a)  $13,868
                               =======     ======      ========     =======

Year Ended December 31, 1991
  Deducted from asset accounts:
  Allowance for loan losses    $17,969     $4,367      $(7,122)(a)  $15,214
                               =======     ======      ========     ========



          (a)  Uncollectible loans receivable written-off, net of recoveries.

                                                                 SCHEDULE X

                     Fairfield Communities, Inc. and Subsidiaries
                     Supplementary Income Statement Information
                                   (In thousands)


                                    Charged to Costs and Expenses
                          --------------------------------------------------
                                       Six Months  | Six Months
                           Year Ended     Ended    |  Ended       Year Ended
                          December 31, December 31,| June 30,     December 31,
          Item               1993          1992    |   1992           1991
          -----              ----          ----    |   ----           ----
                                                   |
Maintenance and repairs     $1,549       $  799    | $  850         $ 2,079
                            ======       =======   | =======        ========
                                                   |
Taxes, other than payroll                          |
  and income taxes          $1,183       $  644    | $  958         $ 2,446
                            ======       ======    | ======         =======
                                                   |
Advertising                 $7,872       $5,144    | $2,961         $10,860
                            ======       ======    | ======         =======


            NOTE: Amounts for depreciation and amortization of intangible assets and royalties are not presented as such amounts were less than 1% of total sales and revenues.

                                    SIGNATURE PAGE

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                        FAIRFIELD COMMUNITIES, INC.



Date:  March 22, 1994               By   /s/ J.W. McConnell
                                       -----------------------------------
                                             J.W. McConnell, President and
                                                 Chief Executive Officer

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on the dates indicated:


Date:  March 22, 1994                By    /s/ Russell A. Belinsky
                                        -----------------------------------
                                               Russell A. Belinsky, Director


Date:  March 22, 1994                By    /s/ Ernest D. Bennett, III
                                         ------------------------------------
                                               Ernest D. Bennett, III, Director


Date:  March 22, 1994                By    /s/ Daryl J. Butcher
                                         ------------------------------------
                                               Daryl J. Butcher, Director


Date:  March 22, 1994                By    /s/ Philip L. Herrington
                                         ------------------------------------
                                               Philip L. Herrington, Director


Date:  March 22, 1994                By   /s/ William C. Scott
                                         ----------------------------------
                                              William C. Scott, Director


Date:  March 22, 1994                By   /s/ J. Steven Wilson
                                         ----------------------------------
                                              J. Steven Wilson, Director


Date:  March 22, 1994                 By  /s/ J. W. McConnell
                                         ---------------------------------
                                              J. W. McConnell,  Director,
                                               President and Chief Executive
                                                Officer


Date:  March 22, 1994                  By   /s/ Robert W. Howeth
                                         ----------------------------------
                                                Robert W. Howeth,
                                                 Senior Vice President,
                                                 Chief Financial Officer
                                                   and Treasurer


Date:  March 22, 1994                   By  /s/ William G. Sell
                                          --------------------------------
                                                William G. Sell, Vice President
                                                 /Controller and (Chief
                                                 Accounting Officer)

                             FAIRFIELD COMMUNITIES, INC.
                                    EXHIBIT INDEX

          Exhibit
          Number


           3(a) Second Amended and Restated Certificate of Incorporation of the Registrant, effective September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)
           3(b) Amended and Restated By-laws of the Registrant, effective September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

           4.1 Supplemented and Restated Indenture between the Registrant, Fairfield River Ridge, Inc., Fairfield St. Croix, Inc. and IBJ Schroder Bank & Trust Company, as Trustee, and Houlihan Lokey Howard & Zukin, as Ombudsman, dated September 1, 1992, related to the Modified Exchange Notes (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)
           4.2 First Supplemental Indenture to the Supplemented and Restated Indenture referenced in 4.1 above, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

           4.3         Second Supplemental Indenture to the
                       Supplemented and Restated Indenture referenced in 4.1 above, dated September 1, 1992
                       (previously filed with the Registrant's Annual Report on Form 10-K dated December 31, 1992 and incorporated herein by reference)

           4.4 Third Supplemental Indenture to the Supplemented and Restated Indenture referenced in 4.1 above, dated March 18, 1993 (previously filed with the Registrant's Quarterly Report on Form 10-Q dated March 31, 1993 and incorporated herein by reference)
           4.5 Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

          10.1 Amended and Restated Revolving Credit and Term Loan Agreement, dated as of September 28, 1993, by and between the Registrant, Fairfield Myrtle Beach, Inc., Suntree Development Company, FAC and The First National Bank of Boston ("FNBB") (previously filed with the Registrant's Current Report on Form 8-K dated October 1, 1993 and incorporated herein by reference)
          10.2 Second Amended and Restated Credit Agreement, between Fairfield Sunrise Village, Inc., Fairfield Green Valley, Inc. and BA Mortgage and International Realty Corporation, dated as of November 6, 1992 (previously filed with the Registrant's Annual Report on Form 10-K dated December 31, 1992 and incorporated herein by reference)

          10.3 Limited Partnership Agreement, dated March 3, 1981, between Harbour Ridge, Inc., Fairfield River Ridge, Inc. and Harbour Ridge Investments, Inc. forming the limited partnership of Harbour Ridge, Ltd. (previously filed with the Registrant's Registration Statement on Form S-7 No. 2-75301 effective February 11, 1982 and incorporated herein by reference)

                                             -45-
          Exhibit
          Number


          10.4 Sugar Island Associates, Ltd. Amended Limited Partnership Agreement, dated October 17, 1984 (previously filed with the Registrant's current Report on Form 8-K dated October 25, 1984 and incorporated herein by reference)
          10.5 Rights Agreement, dated as of September 1, 1992, between Registrant and Society National Bank, as Rights Agent (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)
          10.6 Fourth Amended and Restated Title Clearing Agreement (Lawyer's) between the Registrant, Fairfield Acceptance Corporation ("FAC"), Lawyer's Title Insurance Corporation, FNBB individually and in various capacities as agent and trustee, First Bank National Association, First Commercial Trust Company, N.A., First American Trust Company, N.A. and First Federal, dated September 1, 1992 (previously filed with the Registrant's Annual Report on Form 10-K dated December 31, 1992 and incorporated herein by reference)

          10.7 Servicing Agreement between the Registrant, First Federal Savings and Loan Association of Charlotte ("First Federal") and First Commercial Bank, N.A., dated September 14, 1992 (previously filed with Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)
          10.8 Second Amended and Restated Title Clearing Agreement (Colorado) between the Registrant, FAC, Colorado Land Title Company, FNBB, First Bank National Association, First Commercial Trust Company, N.A. and First Federal, dated September 1, 1992 (previously filed with the Registrant's Annual Report on Form 10-K dated December 31, 1992 and incorporated herein by reference)

          10.9 Westwinds Third Amended and Restated Title Clearing Agreement (Lawyers) between the Registrant, FAC, Fairfield Myrtle Beach, Inc., Lawyers Title Insurance Corporation, FNBB, and Resort Funding, Inc. dated November 15, 1992 (previously filed with the Registrant's Annual Report on Form 10-K dated December 31, 1992 and incorporated herein by reference)
          10.10 Third Amended and Restated Revolving Credit Agreement between FAC and FNBB, dated as of September 28, 1993 (previously filed with Registrant's Current Report on Form 8-K dated October 1, 1993 and incorporated herein by reference)

          10.11 Pledge and Servicing Agreement between Fairfield Funding Corporation ("FFC"), FAC, First Commercial Trust Company, N.A. and Texas Commerce Trust Company, N.A., dated September 28, 1993 (previously filed with Registrant's Current Report on Form 8-K filed October 1, 1993 and incorporated herein by reference)


          10.12 Voting and Disposition Rights/Dividend Agreement between the Registrant and the Federal Savings and Loan Insurance Corporation, dated May 30, 1989, (previously filed with the Registrant's Current Report on Form 8-K on June 15, 1989 and incorporated herein by reference)

                                       -46-
          Exhibit
          Number


          10.13 First Amendment to Voting and Disposition Rights/Dividend Agreement referenced in 10.12 above (previously filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 and incorporated herein by reference)
          10.14 Supervisory Agreement, dated as of August 26, 1992, between First Federal and the Office of Thrift Supervision (previously filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 and incorporated herein by reference)

          10.15 Remarketing Agreement between the Registrant and First Federal, dated as of September 14, 1992 (previously filed with Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)
          10.16 Contract of Sale of Timeshare Receivables with Recourse, dated as of November 15, 1992, between Resort Funding, Inc. and Fairfield Myrtle Beach, Inc. (previously filed with Registrant's Annual Report on Form 10-K dated December 31, 1992 and incorporated herein by reference)

          10.17 Receivable Purchase Agreement, dated as of September 28, 1993, between the Registrant, FAC, and FFC (previously filed with the Registrant's Current Report on Form 8-K filed October 1, 1993 and incorporated herein by reference)
          10.18 Second Amended and Restated Operating Agreement, dated as of September 28, 1993, between the Registrant and FAC (previously filed with the Registrant's Quarterly Report on Form 10-Q dated September 30, 1993 and incorporated herein by reference)

          10.19 Stock Purchase Agreement by and between the Registrant and F.F. Homes of Arizona, Inc. (previously filed with the Registrant's Current Report on Form 8-K filed November 3, 1993 and incorporated herein by reference)

          10.20 Appointment and Acceptance Agreement, dated as of March 3, 1994, between the Registrant and FNBB appointing FNBB as successor Rights Agent (attached)

          10.21 Letter of Intent for the sale of First Federal, dated as of December 15, 1993, between the Registrant and Security Capital Bancorp (previously filed with the Registrant's Current Report on Form 8-K filed December 21, 1993 and incorporated herein by reference)

                          COMPENSATORY PLANS OR ARRANGEMENTS

          10.22 Form of Warrant Agreement between the Registrant and directors of the Registrant (previously filed with the Registrant's Quarterly Report on Form 10-Q dated September 30, 1993 and incorporated herein by reference)
          10.23 Registrant's Employee Profit Sharing Plan and amendment thereto, adopted February 10, 1977 (previously filed with the Registrant's Registration Statement on Form S-1 No. 2-62091 effective September 6, 1978 and incorporated herein by reference)

                                               -47-

          Exhibit
          Number


          10.24 Employment Agreement, dated as of September 20, 1991, by and between the Registrant and Mr. John
                       W. McConnell (previously filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference)
          10.25 Employment Agreement, dated as of September 20, 1991, by and between the Registrant and Mr. Morris E. Meacham (previously filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference)

          10.26 Employment Contract, effective January 1, 1994, by and between the Registrant and Mr. Morris E. Meacham (attached)
          10.27 Employment Agreement, dated as of September 20, 1991, by and between the Registrant and Mr. Marcel J. Dumeny (previously filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference)

          10.28 Form of Amendment No. One to Employment Agreements between Registrant and certain officers (previously filed with Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

          10.29 Form of Warrant Agreement between Registrant and certain officers and executives of the Registrant (previously filed with Registrant's Quarterly Report on Form 10-Q dated September 30, 1993 and incorporated herein by reference)
          10.30 Registrant's First Amended and Restated 1992 Warrant Plan (previously filed with Registrant's Quarterly Report on Form 10-Q dated September 30, 1993 and incorporated herein by reference)

          10.31 Form of Indemnification Agreement between the Registrant and certain officers and directors of the Registrant (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)
          10.32 Form of Severance Agreement between the Registrant and certain officers of the Registrant (attached)

          10.33 Registrant's Excess Benefit Plan, adopted February 1, 1994 (attached)

          11      Computation of earnings per share (attached)

          13      Selected Financial Data; Management's Discussion and
                  ---------------------------------------------------
                  Analysis of Financial Condition and Results of Operations;
                  ---------------------------------------------------------
                  Report of Ernst & Young, Independent Auditors; Consolidated Balance Sheets; Consolidated Statements of Operations; Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements included in the Registrant's Annual Report to Stockholders for the year ended
                  December 31, 1993 (attached)

          21      Subsidiaries of the Registrant (attached)
          23      Consent of Independent Auditors (attached)

          28 Ombudsman Report for the period ending December 31, 1993 related to the Registrant's Senior Subordinated Secured Notes (attached)

                                         -48-