Form 10-K/A
period 1993-12-31
FAIRFIELD COMMUNITIES INC
filed 1994-04-28
CIK 276189

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                          FORM 10-K/A (No. 1)
(Mark One)
  [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 1993
                               OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
        For the transition period from __________ to __________

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

                            Title of each class
                       Common Stock, $.01 par value
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                       -------      ------

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

Documents Incorporated by Reference: Parts I and II of this Form 10-K incorporate certain information by reference from the registrant's Annual Report to Stockholders for the year ended December 31, 1993.

                                 PART III
                                 --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- - --------  --------------------------------------------------
     (a)  Identification of Directors
          ---------------------------
          The current Board of Directors of Fairfield began serving during September 1992. Messrs. John W. McConnell and J. Steven Wilson were directors of Predecessor Fairfield and served in such capacities since March 1990.

          Russell A. Belinsky, age 33, Senior Vice President and Principal of Chanin and Company and Senior Vice President and Principal of GTC Capital Partners since 1990. From 1986 to 1990, Mr. Belinsky was an associate at the law firm of Skadden, Arps, Slate, Meagher & Flom.

          Ernest D. Bennett, III, age 41, partner at the law firm of Taylor, Philbin, Pigue, Marchetti and Bennett since June 1992. From 1989 to May 1992, Mr. Bennett served as General Counsel at Robert Orr/Sysco Food Services Company. From 1980 to 1989, Mr. Bennett was a partner at the law firm of Camp and Bennett.

          Daryl J. Butcher, age 54, Vice President, Real Estate of WLD Enterprises, Inc., a trust management company, since June 1993. From 1981 to May 1993, Mr. Butcher was President of Butcher Real Estate, Inc., a real estate company developing commercial and industrial properties in the Baltimore-Washington D.C. area.

          Philip L. Herrington, age 41, President of Herrington, Inc., a private investment and business advisory firm, since July 1986; Chairman and Chief Executive Officer of Health Care Training Corporation since 1989; President and Chief Operating Officer of Destin Guardian Corporation, a real estate development company, since 1989.

          John W. McConnell, age 52, President and Chief Executive Officer of Fairfield since 1991; President and Chief Operating Officer from 1990 to 1991; Senior Vice-President and Chief Financial Officer from 1986 to 1990.

          William C. Scott, age 57, President and Director of Summitt Care Corporation, Inc., a developer and operator of retirement and convalescent centers, since 1985. Director of Pacific Southwest, Inc., a holding company.

          J. Steven Wilson, age 50, Chairman and Chief Executive Officer of Wickes Lumber Company since 1991; Chairman and President of Wilson Financial Corporation, a holding company, since 1980; Chairman, President and Chief Executive Office of Riverside Group, Inc., an insurance company, since 1985; Chairman, President and Chief Executive Officer of The Atlantic Group, Inc., a health food distribution company, since 1986.

     During 1993, there were eight meetings of the Board of Directors, three meetings of the Audit Committee and one meeting of the Compensation Committee. Each director attended at least 75% of the meetings of the Board of Directors and Board Committees on which they served.

     The Audit Committee recommends to the Board of Directors a firm to serve as the independent public accountants for the Company and monitors the performance of such firm; reviews and approves the scope of the annual audit and quarterly reviews and evaluates with the independent public accountants the Company's annual audit and annual consolidated financial statements; reviews with management the status of internal accounting controls; and evaluates all public financial reporting documents of the Company. Messrs. Philip L. Herrington (Chairman), Russell A. Belinsky and Ernest D. Bennett, III currently are members of the Audit Committee.

     The Compensation Committee reviews the administration of Fairfield's employee benefit plans and makes recommendations to the Board of Directors with respect to the Company's compensation policies. Messrs. William C. Scott (Chairman), Daryl J. Butcher and J. Steven Wilson currently are members of the Compensation Committee.

     Fairfield has no standing nominating or similar committee. The Board of Directors will consider stockholder recommendations which are submitted in writing and addressed to the attention of the Secretary of Fairfield. Any recommendation should include the name and address of the stockholder making the recommendation and the number of shares owned by said stockholder, the candidate's name and address, a summary of the candidate's educational background and business or professional experience during the past five years, the names of any corporations of which the candidate is or has been a director, and any other information the proposing stockholder considers relevant in evaluating the candidate's qualifications. The recommendation also should indicate the candidate's willingness to serve if nominated and selected.

     (b)  Identification of Executive Officers
          ------------------------------------

               In accordance with Regulation S-K Item 401(b), Instruction 3, the information required by Item 10(b) concerning Fairfield's executive officers is furnished in a separate item captioned Executive Officers of the Registrant in Part I above.

     (c)  Compliance with Section 16(a) of the Exchange Act
          -------------------------------------------------

               Section 16(a) of the Exchange Act requires Fairfield's directors and executive officers, and persons who own more than 10% of its Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish Fairfield with copies of all Section 16(a) forms they file.

               Based solely on its review of the copies of such forms received by it with respect to the year ended December 31, 1993, and written representations from certain reporting persons, Fairfield believes that all filing requirements have been complied with as they apply to its directors, executive officers and persons who own more than 10% of the Common Stock, except that (i) a Form 3 initial statement and one Form 4 were filed late with respect to the ownership and disposition of Predecessor Fairfield's Common Stock by Mr. Robert T. Waugh, President of First Federal Savings and Loan Association of Charlotte, a wholly owned subsidiary of Fairfield and (ii) a Form 3 initial statement of beneficial ownership was filed late by Mr. William C. Scott with regard to his appointment as a director of Fairfield.

Item 11.  EXECUTIVE COMPENSATION
- - --------  ----------------------

     The following table summarizes the compensation paid, or to be paid, to Fairfield's Chief Executive Officer and each of the other four most highly compensated executive officers (collectively, the "named executive officers") for each of the last three years.

                               SUMMARY COMPENSATION TABLE


                                      Annual Compensation
                                  -------------------------------
                                                          Other
                                                         Annual
  Name and                                               Compen-
  Principal                                               sation
  Position            Year      Salary ($)   Bonus ($)     ($)
  --------            ----      ----------   ---------   --------
John W. McConnell     1993       275,000      185,625       -
 President and        1992       250,005          -         -
 Chief Executive      1991       219,800       16,485       -
 Officer

Morris E. Meacham     1993       200,000       72,051       -
Executive Vice        1992       207,217          -         -
  President (1)       1991       194,800       14,610       -

Marcel J. Dumeny      1993       175,000       67,411       -
  Senior Vice         1992       164,842          -         -
  President,          1991       149,800       11,235       -
  General Counsel
  and Secretary

Robert W. Howeth      1993       164,800       49,440       -
  Senior Vice         1992       172,768          -         -
  President, Chief    1991       164,800       12,360       -
  Financial Officer and
  Treasurer

Clayton G. Gring, Sr. 1993       150,000       30,000       -
  Senior Vice         1992       155,769       10,000       -
  President (2)       1991        34,615          -         -

     Long Term Compensation
- - --------------------------------------
            Awards           Payouts
- - --------------------------------------
                Securities
 Restricted     Underlying               All Other
   Stock         Options/       LTIP      Compen-
  Award(s)         SARS        Payouts    sation
    ($)            (#)          ($)       ($)(3)
 ----------     ----------     -------   ---------
     -              -            -          22,679
     -           150,000         -           3,239
     -              -            -            -

     -              -            -          13,589
     -            100,000        -           2,174
     -              -           -             -

     -              -           -           11,982
     -           100,000        -              594
     -              -           -             -


     -           100,000        -           10,064
     -              -           -             -
     -              -           -             -

     -           100,000        -           17,516
     -              -           -             -
     -              -           -             -



- - -------------------

(1) Effective January 1, 1994, Mr. Meacham entered into a new Employment Agreement as Vice President of Special Projects.

(2)   Mr. Gring was employed by Fairfield on September 23, 1991.

(3) In 1993, includes (a) contributions to the Company's profit sharing plan (Mr. McConnell - $10,513; Mr. Meacham - $10,513; Mr. Dumeny - $10,513; Mr. Howeth - $8,579 and Mr. Gring - $6,307), (b) allocated benefits under the Company's Excess Benefit Plan (Mr. McConnell - $7,225; Mr. Meacham - $719 and Mr. Dumeny - $334) and
      (c) dollar amounts of premiums paid on life insurance policies for the benefit of the named executives officers' respective designated beneficiaries (Mr. McConnell - $4,941; Mr. Meacham - $2,357; Mr. Dumeny
      - $1,135; Mr. Howeth - $1,485 and Mr. Gring - $11,209).  In 1992,
      represents premiums paid on life insurance policies for benefit of the named executive officers' respective designated beneficiaries.

                         OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information concerning options granted during 1993 to the named executive officers. No grants of SARs were made to named executive officers during 1993.


                           Number of
                          Securities   % of Total
                          Underlying     Options
                           Options     Granted to  Exercise
                           Granted      Employees    Price      Expiration
Name                         (1)        in 1993    ($/Sh)(2)      Date
- - ----                     ----------   -----------  ---------    ----------
Robert W. Howeth          100,000        23.8        3.00       9/28/2003

Clayton G. Gring, Sr.     100,000        23.8        3.00       9/28/2003


Potential Realizable
 Value at Assumed
Annual Rates of Stock
 Price Appreciation
for Option Term (3)
- - ---------------------
5% ($)       10% ($)
- - ------       -------
188,000      477,000

188,000      477,000

- - ----------------

(1) Represents stock purchase warrants granted on September 29, 1993. The warrants become exercisable in five equal annual installments beginning one year after the date of grant.

(2) The exercise price was not less than the fair market value of Fairfield's Common Stock on the date of grant.

(3) As required by rules of the SEC, potential values stated are based on the prescribed assumption that the Common Stock will appreciate in value from the date of grant to the end of the option term (10 years from the date of grant) at annualized rates of 5% and 10% (total appreciation of 63% and 159%), respectively, and therefore are not intended to forecast possible future appreciation, if any, in the price of the Common Stock.

       OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

     The following table sets forth certain information concerning the number of unexercised options at December 31, 1993. There were no options exercised by any named executive officer during 1993.

                                                        Value of Unexercised
                      Number of Securities                  in-the-Money
                 Underlying Unexercised Options                Options
                         at Year End                     at Year End ($) (1)
                         ----------                      ------------------
      Name        Exercisable  Unexercisable       Exercisable   Unexercisable
      ----        -----------  -------------       -----------   -------------
John W. McConnell   75,000        75,000            112,500          112,500

Morris E. Meacham   50,000        50,000             75,000           75,000

Marcel J. Dumeny    50,000        50,000             75,000           75,000

Robert W. Howeth       -         100,000                -            150,000

Clayton G. Gring, Sr.  -         100,000                -            150,000

- - ---------------------
(1) The dollar amounts shown represent the amount by which the product of the number of shares purchasable upon the exercise of the related options and the December 31, 1993 closing market price of $4.50 per share exceeds the aggregate purchase price payable upon such exercise.

Employment Arrangements
- - ----------------------

     Pursuant to the Plans, Fairfield entered into employment agreements
(the "Agreements"), effective September 1, 1992 (the "Effective Date"), with John W. McConnell, Morris E. Meacham and Marcel J. Dumeny (the "Executives"). The Agreements are for three year terms and provide for annual base salaries to Messrs. John W. McConnell, Morris E. Meacham and Marcel J. Dumeny of $275,000, $200,000 and $175,000, respectively. The Agreements also provided for the payment of incentive bonuses on August 31, 1993 (the "Anniversary Date"), subject to certain conditions, which were fulfilled, equal to a certain percentage of each Executive's base salary (37.5% for Mr. McConnell and 25% for Messrs. Meacham and Dumeny), plus such additional amounts as established in the discretion of the Board based upon certain performance criteria. For each year following the Anniversary Date, bonuses will be paid to the Executives at the discretion of the Board. If during the term of the Agreements, an Executive is terminated (i) for any reason other than "for cause" (as defined in the Agreement), death, disability or (ii) at the Executive's option due to "Constructive Discharge" (as defined in the Agreement), then such Executive shall receive termination pay, subject to the limitations of Section 280G of the Internal Revenue Code, equal to 1.5 times his highest annualized salary prior to termination. No termination pay is required by Fairfield if any Executive's employment is terminated "for cause" or as a result of death or disability or voluntarily by the Executive. During 1993, the Board of Directors determined that (i) consideration of salary increases and incentive compensation programs would be on a calendar year basis beginning in 1994 and (ii) minimum bonuses under the Agreements would not be applicable during the second year term of the Agreements.

     Effective January 1, 1994, Mr. Meacham entered into a new employment agreement ("New Agreement") as Vice President of Special Projects. The New Agreement which replaces the prior employment agreement is for a three year term and provides for an annual base salary of $120,000. The New Agreement also provides for payment of annual incentive bonuses upon such terms as the Board of Directors may deem appropriate. If during the term of the New Agreement, Mr. Meacham is terminated (i) for any reason other than "for cause" (as defined in the New Agreement), death, disability or (ii) at his option due to "Constructive Discharge" (as defined in the New Agreement), then such termination pay shall be equal to, subject to the limitations of
Section 280G of the Internal Revenue Code, (a) $300,000, if the termination date occurs at any time during the period from January 1, 1994 through December 30, 1994, (b) $240,000, if the termination date occurs at any time during the period from December 31, 1994 through December 30, 1995, (c) $180,000, if the termination date occurs at any time during the period from December 31, 1995 through December 31, 1996, and (d) $120,000, if the termination date occurs at any time from and after December 31, 1996. No termination pay is required if Mr. Meacham is terminated "for cause" or as a result of death or disability or voluntarily by Mr. Meacham, except that Mr. Meacham may elect to terminate his employment effective December 31, 1996 and receive $120,000, to partially compensate him for his willingness to terminate his prior employment contract and enter into the New Agreement, on more favorable terms to Fairfield.

Compensation of Directors
- - --------------------------

     Fairfield has a policy of compensating only outside directors for the attendance at meetings of the Board of Directors and meetings of Board Committees. During 1993, directors received $1,500 for each in-person Board of Directors meeting, $1,000 for each in-person committee meeting and 50% of those respective amounts for each telephonic Board of Directors or Board Committee meeting in which they participated, plus an annual retainer fee of $30,000 payable in equal monthly installments. For 1993, compensation payments to directors totaled $242,500. Fairfield also reimburses directors for travel and out-of-pocket expenses incurred in connection with attendance at the meetings.

     Fairfield's First Amended and Restated Warrant Plan (the "1992 Plan") provides for the grant of nonqualified stock warrants to certain key employees and directors to purchase up to 1,000,000 shares of Common Stock. Warrants under the 1992 Plan are to be granted at prices not less than the fair market value of such shares on the date of grant and may be exercisable for periods of up to 10 years from the date of grant. During 1993, warrants were granted to outside directors to purchase a total of 5,000 shares each of Common Stock. These warrants were granted effective October 1, 1993 at an exercise price of $3.00 per share, and become exercisable as to 20% of the shares subject thereto on each of the first through fifth anniversaries from the date of grant.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- - -------   --------------------------------------------------------------

     Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     The following table sets forth certain information as of March 18, 1994 with respect to any person known by Fairfield to be the beneficial owner of more than 5% of Fairfield's Common Stock.

Name and Address of             Amount and Nature of           Percent of
 Beneficial Owner               Beneficial Ownership            Class (3)
- - -------------------             --------------------           ----------
Physicians Insurance Company
  of Ohio
13515 Yarmouth Drive, NW            1,678,726 (1)                  17.1
Pickerington, Ohio 43147

Magten Asset Management Corp.
33 East 21st Street                 1,597,462 (2)                  16.3
New York, New York 10010


         Security Ownership of Management
         --------------------------------

         The following table sets forth certain information as of March 18, 1994 with respect to the beneficial ownership of Fairfield's Common Stock by its directors, named executive officers and by all directors and officers as a group. Each individual named has sole investment and voting power with respect to his shares of Common Stock.

                                Amount and Nature of         Percent of
Name of Beneficial Owner        Beneficial Ownership          Class (3)
- - -----------------------         --------------------          ---------
Russell A. Belinsky                   4,000                       *

J. Steven Wilson                        361                       *

John W. McConnell                   128,000 (4)                  1.3

Morris E. Meacham                    50,000 (4)                   *

Marcel J. Dumeny                     86,000 (4)                   *

Robert W. Howeth                     20,000                       *

Clayton G. Gring, Sr.                    24                       *

All Directors and Executive
  Officers as a Group               291,885                      3.0



(1) A report on Schedule 13D has been filed with the SEC by Physicians Insurance Company of Ohio ("PICO") indicating that PICO has sole voting and dispositive power over 1,184,000 shares and further has the right to acquire another 494,726 shares within 60 days. The foregoing information has been included in reliance upon, and with independent verification of, the disclosures contained in the above-referenced report on Schedule 13D.

(2) A report on Schedule 13G has been filed with the SEC by Magten Asset Management Corp. indicating sole voting and dispositive power over 1,250,955 shares and shared voting and sole dispositive power over 346,507 shares. The foregoing information has been included in reliance upon, and without independent verification of, the disclosures contained in the above-referenced report on Schedule 13G.

                                     -8-
(3) Based on 9,807,600 of shares outstanding as of March 18, 1994, which excludes 160,001 shares held by wholly owned subsidiaries of Fairfield, and includes 175,000 shares, which represent shares that the named executive officers have the right to acquire (through the exercise of warrants) within sixty days. The total amount of Common Stock to be issued after resolution of all claims under the Plan from the amount of Common Stock outstanding at March 18, 1994. Consequnetly, the ownership interest of existing shareholders will be diluted (see Note 9 of "Notes to Consolidated Financial Statements").

(4) Includes 75,000, 50,000 and 50,000 shares, respectively, for Messrs. McConnell, Meacham and Dumeny, which represent shares the named executives have the right to acquire (through the exercise of warrants) within sixty days. Under the Rules of the SEC, such shares are considered to be beneficially owned. For the purpose of calculating percentage ownership, such shares were also considered to be outstanding.

 *    Beneficial ownership represents less than 1% of the outstanding shares.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- - -------   ----------------------------------------------

     In 1987, Fairfield sold to First Pioneer Partners, Ltd., a Florida limited partnership ("First Pioneer"), certain parcels of real property located at its development in Melbourne, Florida and, in connection with this sale, First Pioneer issued a 10 % Promissory Note to a wholly-owned subsidiary of Fairfield in the amount of $1.2 million (this note was subsequently sold to Fairfield's wholly-owned insurance subsidiary). A wholly owned subsidiary of Wilson Financial Corporation is a general partner of First Pioneer. Mr. J. Steven Wilson, a director, is Chairman and President of Wilson Financial Corporation. During 1993, First Pioneer conveyed the collateral to Fairfield's insurance subsidiary in lieu of foreclosure. The outstanding principal balance at time of conveyance was approximately $350,000.

     During 1993, Fairfield paid fees and expenses totaling $107,000 to GTC Capital Partners, as financial advisors to Predecessor Fairfield's Official Unsecured Bondholders' Committee during the Reorganization. Mr. Russell A. Belinsky, a director, is a Senior Vice President and Principal of GTC Capital Partners.

                                   -9-

                                 SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FAIRFIELD COMMUNITIES, INC.




Date:  April 28, 1994                      /s/ William G. Sell
                                    -------------------------------------
                                        William G. Sell, Vice President/
                                         Controller (Chief Accounting
                                          Officer)
                                   -10-