Form 10-Q
period 1994-03-31
FAIRFIELD COMMUNITIES INC
filed 1994-05-10
CIK 276189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)

   [X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934

             For the quarter ended March 31, 1994
   [  ]   Transition Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934

             For the transition period from            to
                                            ----------    -----------
                       Commission File Number: 1-8096

                         FAIRFIELD COMMUNITIES, INC.
            (Exact name of registrant as specified in its charter)

     Delaware                                71-0390438
(State of Incorporation)          (I.R.S. Employer Identification No.)

               2800 Cantrell Road, Little Rock, Arkansas 72202
         (Address of principal executive offices, including zip code)

   Registrant's telephone number, including area code: (501)  664-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X      No
                                                     -----       -----

         APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   X      No
    -----       -------
The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of May 6, 1994 totaled 9,890,239, of which 160,001 shares were held by wholly owned subsidiaries of the Registrant.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

                         FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                        (In thousands)



                                                March 31,     December 31,
                                                  1994             1993
                                               (Unaudited)        (Note)
ASSETS
  Cash and cash equivalents                     $  2,737         $  4,475
  Loans receivable, net                          150,739          165,575
  Real estate inventories                         34,382           34,607
  Restricted cash accounts                        12,536           10,602
  Property and equipment, net                      6,273            7,527
  Other assets                                    21,499           23,326
                                                --------         --------
                                                $228,166         $246,112
                                                ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Financing arrangements                      $123,757         $127,351
    Deferred revenue                              19,684           20,599
    Other liabilities                             28,626           36,192
    Net liabilities of discontinued operations     7,461           14,822
                                                --------         --------
                                                 179,528          198,964
                                                --------         --------
  Stockholders' equity:
    Common stock                                     120              120
    Paid-in capital                               39,021           38,609
    Retained earnings                              9,497            8,419
                                                --------         --------
                                                  48,638           47,148
                                                --------         --------
                                                $228,166         $246,112
                                                ========         ========


Note: The consolidated balance sheet at December 31, 1993 has been derived from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                         FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF EARNINGS
                          Three Months Ended March 31, 1994 and 1993
                       (Dollars in thousands, except per share amounts)
                                         (Unaudited)

                                              1994              1993
                                              ----              ----
REVENUES
  Vacation ownership, net                   $ 6,398           $ 4,195
  Homes and lots, net                         1,795             1,799
  Property management                         2,740             2,190
  Interest                                    5,324             6,472
  Other                                       3,203             1,797
                                            -------           -------
                                             19,460            16,453
                                            -------           -------
EXPENSES
  Vacation ownership                          2,033             1,393
  Homes and lots                                973               804
  Provision for loan losses                     580               436
  Selling                                     4,306             3,352
  Property management                         2,385             2,362
  General and administrative                  2,535             2,648
  Interest, net                               2,719             4,265
  Other                                       2,389               866
                                            -------           -------
                                             17,920            16,126

Earnings from continuing operations before
 provision for income taxes                   1,540               327
Provision for income taxes                      462               218
                                            -------           -------
Earnings from continuing operations           1,078               109
Loss from discontinued operations,
 net of income tax benefits                     -                  23
                                            -------           -------
Net earnings                                $ 1,078           $    86
                                            =======           =======

EARNINGS PER SHARE
 Primary:
   Earnings from continuing operations         $.10              $.01
                                               ====              ====
   Net earnings                                $.10              $.01
                                               ====              ====
 Fully diluted:
   Earnings from continuing operations         $.09              $.01
                                               ====              ====
   Net earnings                                $.09              $.01
                                               ====              ====

WEIGHTED AVERAGE SHARES OUTSTANDING
  Primary                                11,095,519        11,134,117
                                         ==========        ==========
  Fully diluted                          11,710,273        11,722,352
                                         ==========        ==========

See notes to consolidated financial statements.

                         FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Three Months Ended March 31, 1994 and 1993
                                        (In thousands)
                                         (Unaudited)



                                                 1994            1993
                                                 ----            ----
OPERATING ACTIVITIES
   Earnings from continuing operations         $ 1,078       $    109
   Adjustments to reconcile net earnings to
   net cash used in continuing operations:
     Depreciation and amortization                 335            214
     Provision for loan losses                     580            436
     Earnings from unconsolidated affiliates      (354)           -
   Changes in operating assets and liabilities, net:
     Restricted cash accounts                   (1,934)           (13)
     Other                                      (1,567)        (3,306)
                                               -------        -------
   Net cash used in operating activities        (1,862)        (2,560)
                                               -------        -------
INVESTING ACTIVITIES
   Net purchases of property and equipment        (198)          (137)
   Principal collections on loans               16,875         17,006
   Loans originated or acquired                 (5,403)        (3,781)
   Net cash received from unconsolidated
    affiliates                                     354            369
   Net investment activities of discontinued
    operations                                  (7,910)       (7,107)
                                               -------       -------
   Net cash provided by investing activities     3,718         6,350
																																															-------       -------

FINANCING ACTIVITIES
  Proceeds from financing arrangements          27,088           -
  Repayments of financing arrangements         (30,682)      (13,116)
                                              --------      --------
  Net cash used in financing activities         (3,594)      (13,116)
                                              --------      --------
Net decrease in cash and cash equivalents       (1,738)       (9,326)
Cash and cash equivalents, beginning of period   4,475        24,835
                                              --------      --------
Cash and cash equivalents, end of period      $  2,737      $ 15,509
                                              ========      ========

See notes to consolidated financial statements.

                FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1994
                                 (Unaudited)

     The accompanying unaudited financial statements of Fairfield Communities, Inc. ("Fairfield") and its wholly owned subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements for the unaudited interim periods include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations of the Company for such periods. Results of operations for the period ended March 31, 1994 are not necessarily indicative of the results of operations that may be expected for a full year or any interim period. Certain previously reported amounts have been reclassified to conform to the presentation used for the current period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of the Company for the year ended December 31, 1993. The accompanying consolidated financial statements, and related notes thereto, include the accounts of Fairfield and its wholly owned subsidiaries, with all significant intercompany transactions eliminated.

NOTE 1 - FIRST FEDERAL
- - ----------------------
     On April 6, 1994, Fairfield entered into a Stock Purchase Agreement (the "Agreement") to sell the stock (the "Sale") of its wholly owned subsidiary, First Federal Savings and Loan Association of Charlotte ("First Federal"), to Security Capital Bancorp ("SecCap").

     The sales price for First Federal is $40.35 million, which will be increased (subject to the limitation hereafter described) to reflect the consolidated pretax net earnings of First Federal and its subsidiaries for the period from October 1, 1993 through the closing of the Sale, or decreased by the consolidated pretax net losses of First Federal and its subsidiaries during this time period, whichever is the case (the "Sales Price"). The increase to the $40.35 million for pretax earnings of First Federal and its subsidiaries cannot exceed $1,825,000 plus, if the closing of the Sale occurs after August 1, 1994, in general, the pretax earnings or losses of First Federal and its subsidiaries from August 1, 1994 through the closing, provided that the foregoing amounts may be reduced under certain circumstances for reserves taken or losses (in excess of gains) on Excluded Assets (as defined below) after September 30, 1993. Up to approximately $1.39 million of the Sales Price is to be retained by SecCap to securitize Fairfield's obligation to indemnify SecCap against three existing lawsuits/claims which have been asserted against First Federal (the "Litigation Indemnity"). As part of the proposed transaction, Fairfield is to purchase for cash (a) at book value, net of reserves, up to approximately $19.8 million, as of March 31, 1994, of certain real estate, classified loans, joint venture interests and other assets owned by First Federal (the "Excluded Association Assets"), subject to the right of SecCap to elect for First Federal to retain all or part of such assets, and (b) lot and timeshare contracts receivable and related assets which First Federal previously acquired from Fairfield (the "Contracts Receivable"), having a book value less certain negotiated reserves, at March 31, 1994, of approximately $49.7 million and a weighted average yield, at March 31, 1994, of 11.6% on
approximately $48.1 million of interest earning receivables.   The Excluded
Association Assets and the Contracts Receivable are collectively referred to as the "Excluded Assets". Approximately $2.85 million in net book value of the Excluded Association Assets are to be pledged to SecCap, to provide additional security with respect to both the Litigation Indemnity and the general indemnities under the Agreement. Fairfield has certain rights to substitute collateral in connection with such pledge, including the right to substitute $0.60 to $0.70 of cash for every $1.00 of net book value of Excluded Association Assets so pledged. Reserves taken by Fairfield after the closing on the Excluded Association Assets securing the Litigation Indemnity may increase the total Excluded Association Assets required as collateral.

     Fairfield expects to utilize (a) the cash portion of the Sales Price to fund the purchase of the Excluded Association Assets and (b) the remaining cash portion of the Sales Price, plus proceeds from borrowings under the Company's revolving credit agreements with The First National Bank of Boston ("FNBB"), to fund the purchase of the Contracts Receivable. Under the Company's revolving credit agreements, in general, within applicable loan limits, $0.75 of additional borrowing availability is created for each $1.00 in outstanding principal balance of qualifying Contracts Receivable pledged to FNBB.

     Fairfield expects to dispose of certain of the Excluded Association Assets in one or more transactions, and otherwise to monetize the remaining Excluded Association Assets, following the closing of the Sale of First Federal. Any gain resulting from the Sale of First Federal may be reduced by additional write-downs of these assets, which may be material, depending upon Fairfield's intended method of disposing of, or monetizing, the Excluded Association Assets.

     The Sale is subject to numerous conditions, including the obtaining of necessary approvals from (i) state and federal regulatory authorities, (ii) FNBB and (iii) Fairfield's stockholders. There is no assurance that the conditions to closing will be satisfied or that the various regulatory approvals will be obtained on terms satisfactory to the parties. The sale is expected to close by August 1, 1994.

     First Federal, which previously constituted a separate reporting segment, has been accounted for as a discontinued operation and, accordingly, the consolidated statements of earnings and cash flows for the three months ended March 31, 1993 have been restated to retroactively reflect, as discontinued operations, the results of operations and cash flows related to the respective assets and liabilities to be sold.

NOTE 2 - VACATION OWNERSHIP SALES
- - ------   ------------------------
     Vacation ownership sales for the three months ended March 31, 1994 and 1993 are summarized as follows (In thousands):

                                               1994          1993
                                               ----          ----
Vacation ownership sales                      $5,755        $3,854
Less:  Deferred revenue on
       current year sales, net                  (729)          (58)
Add:  Deferred revenue on
       prior year sales                        1,372           399
                                              ------        ------
                                              $6,398        $4,195
                                              ======        ======

                                      -6-

NOTE 3 - LOANS RECEIVABLE
- - ------   ----------------
     Loans receivable consisted of the following (In thousands):

                                               March 31,    December 31,
                                                 1994           1993
                                                 ----           ----
Contracts                                     $148,600       $159,874
Mortgages                                       13,304         17,366
                                              --------       --------
                                               161,904        177,240
Less:  Allowance for loan losses               (10,557)       (10,992)
       Unamortized valuation discount             (608)          (673)
                                              --------       --------
                                              $150,739       $165,575
                                              ========       ========

NOTE 4 - REAL ESTATE INVENTORIES
- - ------   -----------------------
     Real estate inventories are summarized as follows (In thousands):

                                                 March 31,  December 31,
                                                   1994         1993
                                                   ----         ----
Land:
  Under development                              $ 8,680      $ 9,490
  Undeveloped                                     13,779       14,771
                                                 -------      -------
                                                  22,459       24,261
                                                 -------      -------
Residential housing:
  Vacation ownership                              10,124        8,759
  Homes                                            1,799        1,587
                                                 -------      -------
                                                  11,923       10,346
                                                 -------      -------
                                                 $34,382      $34,607
                                                 =======      =======

NOTE 5 - FINANCING ARRANGEMENTS
- - ------   ----------------------
     Financing arrangements are summarized as follows (In thousands):

                                               March 31,    December 31,
                                                  1994          1993
                                                  ----          ----
Revolving credit agreements                    $ 12,652      $ 12,223
Notes payable                                    96,335       100,358
Senior Subordinated Notes                        14,770        14,770
                                               --------      --------
                                               $123,757      $127,351
                                               ========      ========

     Notes payable include $78.3 million and $81.6 million at March 31, 1994 and December 31, 1993, respectively, of 7.6% Notes secured by a pool of contracts receivable totaling $86.2 million and $91.8 million, respectively.

NOTE 6 - SUPPLEMENTAL INFORMATION
- - ------   ------------------------

     Reorganization expenses paid totaled $.2 million and $.9 million for the three months ended March 31, 1994 and 1993, respectively. Interest paid on financing arrangements, including debt collateralized principally by assets of discontinued operations, totaled $6.2 million and $8.4 million for the three months ended March 31, 1994 and 1993, respectively. Of these amounts, $3.2 million and $3.4 million, respectively, were related to First Federal.

     Other revenues and expenses for the three months ended March 31, 1994 include $2.3 million and $2.1 million, respectively, relating to bulk asset sales and related cost of sales. During the three months ended March 31, 1993, bulk asset sales and related costs of sales totaled $.5 million and $.4 million, respectively. Other revenues for the three months ended March 31, 1994 also include cash distributions totaling $.4 million related to the Company's 35% partnership interest in Harbour Ridge, Ltd., a limited partnership engaged in the development of a tract of land in St. Lucie, Florida. There were no similar revenues for the three months ended March 31, 1993.

     During the three months ended March 31, 1994 and 1993, benefits realized from the utilization of pre-confirmation net operating loss carryforwards and recognition of pre-confirmation deductible temporary differences of $.4 million and $41,000, respectively, were recorded as reductions of the Company's valuation allowance for deferred tax assets and as additions to paid-in capital. The variance between the federal statutory income tax rate and the provision for income taxes recorded for the three months ended March 31, 1993, primarily relates to a tax benefit of $72,000 allocated to the loss from discontinued operations.

NOTE 7 - FAIRFIELD ACCEPTANCE CORPORATION ("FAC")
- - ------   ----------------------------------------

     Condensed consolidated financial information for FAC is summarized as follows (In thousands):

                   Condensed Consolidated Balance Sheets

                                               March 31,    December 31,
                                                 1994           1993
                                                 ----           ----
ASSETS
  Cash                                        $  1,037       $    711
  Loans receivable, net                         90,232         94,668
  Restricted cash and escrow accounts           12,536         10,602
  Due from parent                                8,281          7,392
  Other assets                                   2,884          3,113
                                              --------       --------
                                              $114,970       $116,486
                                              ========       ========
LIABILITIES AND EQUITY
  Notes payable                               $ 78,299       $ 81,559
  Revolving credit agreement                     4,958          4,283
  Accrued interest and other liabilities           708            745
  Equity                                        31,005         29,899
                                              --------       --------
                                              $114,970       $116,486
                                              ========       ========

              Condensed Consolidated Statements of Operations
                 Three Months Ended March 31, 1994 and 1993

                                                 1994         1993
                                                 ----         ----
Revenues                                        $3,189       $3,578
Expenses                                         2,006        2,312
                                                ------       ------
Earnings before provision for income taxes       1,183        1,266
Provision for income taxes                         453          485
                                                ------       ------
Net earnings                                    $  730       $  781
                                                ======       ======

NOTE 8 - DISCONTINUED OPERATIONS
- - ------   -----------------------
     A summary of net liabilities of discontinued operations is as follows (In thousands):

                                                  March 31,  December 31,
                                                    1994         1993
                                                    ----         ----
FIRST FEDERAL
  Cash                                           $ 30,048      $ 14,205
  Loans receivable, net                           144,361       157,178
  Real estate owned                                15,722        15,322
  Investment and mortgage-backed securities        68,834        76,708
  Other                                            13,465        15,476
                                                 --------      --------
                                                  272,430       278,889
  Savings deposits                               (272,055)     (276,672)
  Advances from Federal Home Loan Bank            (13,886)      (20,907)
  Other liabilities                                (4,265)       (4,603)
                                                 --------      --------
                                                  (17,776)      (23,293)
                                                 --------      --------
OTHER
  Real estate inventories                            -           15,652
  Property and equipment                           11,968        21,429
                                                 --------      --------
                                                   11,968        37,081
  Revolving credit agreements                        -          (19,933)
  Notes payable                                    (1,447)       (2,458)
  Accrual for losses                                 (206)       (6,219)
                                                 --------      --------
                                                   10,315         8,471
                                                 --------      --------
 Net liabilities of discontinued operations      $ (7,461)     $(14,822)
                                                 ========      ========

     In March 1994, Fairfield sold the stock of its wholly owned subsidiaries, Fairfield Green Valley, Inc. and Fairfield Sunrise Village, Inc. (collectively, the "Arizona Subsidiaries") at its approximate book value. The consideration received by Fairfield included (i) release of a lien on and transfer to Fairfield of 2,235,294 shares of Fairfield's Common Stock owned by the Arizona Subsidiaries and pledged to their primary lender, an affiliate of Bank of America Arizona (the "Bank"), (ii) release of a mortgage in favor of the Bank on a tract of unimproved property owned by Fairfield, and (iii) release from any further liability to the Bank. Subsequent to the closing, Fairfield recorded the shares of its Common Stock previously owned by the Arizona Subsidiaries as treasury stock.

NOTE 9 - CONTINGENCIES
- - ------   -------------
     In June 1992, the Pagosa Lakes Property Owners Association ("PLPOA") filed an adversary proceeding in the Bankruptcy Court for the Eastern District of Arkansas, Western Division (the "Bankruptcy Court") asserting equitable ownership or lien interests in certain recreational amenities, including golf courses. In March 1994, the Bankruptcy Court issued its decision upholding Fairfield's ownership of the Pagosa recreational amenities, subject to a restrictive covenant allowing Pagosa property owners and their guests to use the recreational amenities. The PLPOA has filed an appeal of the Bankruptcy Court's decision with the United States District Court, Eastern District of Arkansas, Western Division.

     In August 1992, the PLPOA filed an appeal of the Bankruptcy Court's final order confirming Fairfield's plan of reorganization. This appeal is pending before the United States District Court, Eastern District of Arkansas, Western Division. The basis for the appeal is the PLPOA's position that Fairfield should have been required to resolicit the plan of reorganization due to its amendment in accordance with the Bankruptcy Court's conditional confirmation order to eliminate any recovery for Fairfield's previous stockholders. The Bankruptcy Court rejected this argument, finding that the property owner group lacked standing to raise this issue, and in management's opinion, the appeal is without merit and moot, since the plan of reorganization has been substantially implemented. The issues on appeal have been briefed, but no decision has been rendered.

     The PLPOA and Archuleta County have filed claims, which are largely duplicative, in the Bankruptcy Court for approximately $10.4 million and $9.7 million, respectively, for promised improvements to be constructed at the Pagosa, Colorado resort site and other matters. Trial is scheduled for May, 1994.

     On or about July 21, 1993 and September 9, 1993, two lawsuits (the "Recreation Fee Litigation") were filed by 29 individuals and a company against Fairfield in the District Court of Archuleta County, Colorado. The Recreation Fee Litigation, which seeks certification as class actions, alleges that Fairfield and its predecessors in interest wrongfully imposed an annual recreation fee on owners of lots, condominiums, townhouses, VOIs and single family residences in Fairfield's Pagosa, Colorado development. The amount of the recreation fee, which was adopted in August, 1983, is $180 per lot, condominium, townhouse and single family residence subject to the fee and $360 per unit for VOIs. The Recreation Fee Litigation in general seeks (a) a declaratory judgment that the recreation fee is invalid; (b) the refund, with interest, of the recreation fees which were allegedly improperly collected by Fairfield; (c) damages arising from Fairfield's allegedly improper attempts to collect the recreation fee (i) in an amount of not less than $1,000 per lot in one case and (ii) in an unstated amount in the other case; (d) punitive damages; and (e) recovery of costs and expenses, including attorneys' fees. The court has not yet ruled on whether or not the Recreation Fee Litigation will be allowed to proceed as class actions or on whether the cases will be consolidated. Because of the preliminary nature of the litigation and uncertainty concerning the time period covered by the suits' allegations, Fairfield is unable to determine with any certainty the dollar amount sought by plaintiffs, but believes it to be material.

     On November 3, 1993, Fairfield filed an adversary proceeding in the Bankruptcy Court, alleging that the Recreation Fee Litigation violates the discharge granted to Fairfield in its Chapter 11 bankruptcy reorganization and the injunction issued by the Bankruptcy Court against prosecution of any claims discharged in the bankruptcy proceedings. The Colorado State Court separately has stayed further proceedings in the Recreation Fee Litigation pending decision by the Bankruptcy Court.

     Fairfield intends to defend vigorously the Recreation Fee Litigation. Fairfield has previously implemented recreation fee charges at certain other of its resort sites which are not subject to the pending action.

     On December 10, 1993, Charlotte T. Curry, who purchased a lot from Fairfield under an installment sale contract subsequently sold to First Federal, filed suit against First Federal, currently pending in Superior Court in Mecklenburg County, North Carolina, alleging breach of contract, breach of fiduciary duty and unfair trade practices. On April 8, 1994, the complaint was amended, (a) adding Fairfield as a party, (b) adding an additional count against both Fairfield and First Federal alleging violation of the North Carolina's Racketeer Influenced and Corrupt Organizations ("RICO") Statute and (c) adding a count against Fairfield alleging fraud. The litigation, which seeks class action certification, contests the method by which Fairfield calculated refunds for lot purchasers whose installment sale contracts were canceled due to failure to complete payment of the deferred sales price for the lot. Most installment lot sale contracts require Fairfield to refund to a defaulting purchaser the amount paid in principal, after deducting the greater of (a) 15% of the purchase price of the lot or (b) Fairfield's actual damages. The plaintiff disputes Fairfield's method of calculating damages, which has historically included certain sales, marketing and other expenses. In the case of Ms. Curry's lot, the amount of refund claimed as having been improperly retained is approximately $3,600. The Curry lawsuit seeks damages, punitive damages, treble damages under North Carolina law for unfair trade practices and RICO, prejudgment interest and attorney's fees and costs.

      Fairfield and First Federal intend to defend the Curry litigation vigorously. Fairfield also cancels defaulted lot installment sales contracts owned by it and its subsidiaries (other than First Federal), using the same method of calculating refunds as is at issue in the Curry litigation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - ------   ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

RESULTS OF CONTINUING OPERATIONS

      Vacation Ownership
      ------------------

     Gross vacation ownership interval ("VOI") revenues totaled $5.8 million and $3.9 million for the three months ended March 31, 1994 and 1993, respectively. This improvement is reflective of (i) increased sales volume at several of the Company's sites and (ii) additional sales at the Company's newest destination site at Branson, Missouri, which began sales efforts in June 1993.

     Net VOI revenues increased to $6.4 million for the three months ended March 31, 1994 from $4.2 million for the three months ended March 31, 1993. The increase in net VOI revenues is attributable to the same factors as noted above, plus the recognition of $.3 million of previously deferred revenue related to the percentage of completion method of accounting. Under this method, the portion of revenues attributable to costs incurred as compared to total estimated construction costs and selling expenses, is recognized in the period of sale. The remaining revenue is deferred and recognized as the remaining costs are incurred.

     Cost of sales, as a percentage of revenues, improved to 31.8% for the three months ended March 31, 1994 from 33.2% from the comparable period in 1993. The fluctuation in the percentage is primarily attributable to the mix of the products sold and the varying acquisition and development costs at certain sites.

     Selling expenses, including commissions, for both VOI and lot sales, as a percentage of related revenues, were 56.2% and 59.4%, for the three months ended March 31, 1994 and 1993, respectively. The decrease in selling expenses, as a percentage of related revenues, is attributed to efficiencies experienced primarily at the Company's destination site at Branson, Missouri. The Company continues to emphasize less expensive marketing programs (e.g., property owner referrals) in an effort to reduce these expenses, as a percentage of related revenues.

     Property Management
     -------------------
     Net property management revenues totaled $.4 million for the three months ended March 31, 1994 as compared to net property management expenses of $.2 million for the three months ended March 31, 1993. The improvement reflects increased property management revenues coupled with more effective cost controls.

     Interest
     --------
     Interest income totaled $5.3 million for the three months ended March 31, 1994 as compared to $6.5 million for the three months ended March 31, 1993. The decrease in 1994 is primarily attributable to a lower average balance of outstanding contracts receivable (1994 - $151.3 million; 1993 - $191.3 million), resulting primarily from principal collections exceeding originations.

     Interest expense, net of capitalized interest, totaled $2.7 million and $4.3 million for the three months ended March 31, 1994 and 1993, respectively. The decrease in 1994 is primarily attributable to the restructuring of the Company's debt in September 1993 which contributed to
(i) reductions in the average outstanding balance of interest-bearing debt (1994 - $124.6 million; 1993 - $138.4 million) and (ii) a decrease in the weighted average interest rates between the respective periods.

                                     -12-
     Other
     -----
     Other revenues and expenses for the three months ended March 31, 1994 include $2.3 million and $2.1 million, respectively, relating to bulk asset sales and related cost of sales. During the three months ended March 31, 1993, bulk asset sales and related costs of sales totaled $.5 million and $.4 million, respectively. Other revenues for the three months ended March 31, 1994, also include cash distributions totaling $.4 million related to the Company's 35% partnership interest in Harbour Ridge, Ltd., a limited partnership engaged in the development of a tract of land in St. Lucie, Florida. There were no similar revenues for the three months ended March 31, 1993.

DISCONTINUED OPERATIONS - FIRST FEDERAL

     On April 6, 1994, Fairfield entered into a Stock Purchase Agreement (the "Agreement") to sell the stock (the "Sale") of its wholly owned subsidiary, First Federal Savings and Loan Association of Charlotte ("First Federal"), to Security Capital Bancorp ("SecCap").

     The sales price for First Federal is $40.35 million, which will be increased (subject to the limitation hereafter described) to reflect the consolidated pretax net earnings of First Federal and its subsidiaries for the period from October 1, 1993 through the closing of the Sale, or decreased by the consolidated pretax net losses of First Federal and its subsidiaries during this time period, whichever is the case (the "Sales Price"). The increase to the $40.35 million for pretax earnings of First Federal and its subsidiaries cannot exceed $1,825,000 plus, if the closing of the Sale occurs after August 1, 1994, in general, the pretax earnings or losses of First Federal and its subsidiaries from August 1, 1994 through the closing, provided that the foregoing amounts may be reduced under certain circumstances for reserves taken or losses (in excess of gains) on Excluded Assets (as defined below) after September 30, 1993. Up to approximately $1.39 million of the Sales Price is to be retained by SecCap to securitize Fairfield's obligation to indemnify SecCap against three existing lawsuits/claims which have been asserted against First Federal (the "Litigation Indemnity"). As part of the proposed transaction, Fairfield is to purchase for cash (a) at book value, net of reserves, up to approximately $19.8 million, as of March 31, 1994, of certain real estate, classified loans, joint venture interests and other assets owned by First Federal (the "Excluded Association Assets"), subject to the right of SecCap to elect for First Federal to retain all or part of such assets, and (b) lot and timeshare contracts receivable and related assets which First Federal previously acquired from Fairfield (the "Contracts Receivable"), having a book value less certain negotiated reserves, at March 31, 1994, of approximately $49.7 million and a weighted average yield, at March 31, 1994, of 11.6% on approximately $48.1 million of interest earning receivables. The Excluded Association Assets and the Contracts Receivable are collectively referred to as the "Excluded Assets". Approximately $2.85 million in net book value of the Excluded Association Assets are to be pledged to SecCap, to provide additional security with respect to both the Litigation Indemnity and the general indemnities under the Agreement. Fairfield has certain rights to substitute collateral in connection with such pledge, including the right to substitute $0.60 to $0.70 of cash for every $1.00 of net book value of Excluded Association Assets so pledged. Reserves taken by Fairfield after the closing on the Excluded Association Assets securing the Litigation Indemnity may increase the total Excluded Association Assets required as collateral.

     Fairfield expects to utilize (a) the cash portion of the Sales Price to fund the purchase of the Excluded Association Assets and (b) the remaining cash portion of the Sales Price, plus proceeds from borrowings under the Company's revolving credit agreements with The First National Bank of Boston ("FNBB"), to fund the purchase of the Contracts Receivable. Under the Company's revolving credit agreements, in general, within applicable loan limits, $0.75 of additional borrowing availability is created for each $1.00 in outstanding principal balance of qualifying Contracts Receivable pledged to FNBB.

     Fairfield expects to dispose of certain of the Excluded Association Assets in one or more transactions, and otherwise to monetize the remaining Excluded Association Assets, following the closing of the Sale of First Federal. Any gain resulting from the Sale of First Federal may be reduced by additional write-downs of these assets, which may be material, depending upon Fairfield's intended method of disposing of, or monetizing, the Excluded Association Assets.

     The Sale is subject to numerous conditions, including the obtaining of necessary approvals from (i) state and federal regulatory authorities, (ii) FNBB and (iii) Fairfield's stockholders. There is no assurance that the conditions to closing will be satisfied or that the various regulatory approvals will be obtained on terms satisfactory to the parties. The sale is expected to close by August 1, 1994.

     First Federal, which previously constituted a separate reporting segment, has been accounted for as a discontinued operation and, accordingly, the consolidated statements of earnings and cash flows for the three months ended March 31, 1993 have been restated to retroactively reflect, as discontinued operations, the results of operations and cash flows related to the respective assets and liabilities to be sold.

PROVISION FOR INCOME TAXES

     During the three months ended March 31, 1994 and 1993, benefits realized from the utilization of pre-confirmation net operating loss carryforwards and recognition of pre-confirmation deductible temporary differences of $.4 million and $41,000, respectively, were recorded as reductions of the Company's valuation allowance for deferred tax assets and as additions to paid-in capital. The variance between the federal statutory income tax rate and the provision for income taxes recorded for the three months ended March 31, 1993, primarily relates to a tax benefit of $72,000 allocated to the loss from discontinued operations.

FINANCIAL CONDITION

     Total consolidated assets of the Company decreased $17.9 million from December 31, 1993 to March 31, 1994. The decrease in assets is primarily attributable to a $14.8 million decrease in loans receivable resulting primarily from principal collections exceeding origination of receivables. Total consolidated liabilities of the Company decreased $19.4 million from December 31, 1993 to March 31, 1994 and is primarily attributable to (i) a $7.4 million decrease in net liabilities of discontinued operations and (ii) a $3.6 million net decrease in financing arrangements. The reduction in net liabilities of discontinued operations was primarily attributable to a decrease in the liabilities of First Federal of $12 million, which was partially offset by a $6.5 million decrease in the assets of First Federal (see Note 8 of "Notes to Consolidated Financial Statements").

     Other variations in the Company's assets and liabilities generally reflect the revenue and expense activities the Company experienced during the three months ended March 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

     Continuing Operations
     ---------------------
     Cash and cash equivalents of the Company decreased $1.7 million from December 31, 1993 to March 31, 1994. During the three months ended March 31, 1994, the Company generated $16.9 million of cash from principal collections on loans receivable (including $4.6 million related to contracts receivable held by First Federal) which was partially offset by $5.4 million of loan originations. Using available cash, the Company reduced the outstanding balances of its financing arrangements by $3.6 million. In addition, restricted cash accounts increased $1.9 million relating to Fairfield Funding Corporation's ("FFC") private placement as discussed below.

     The Company has sources of funds from two revolving credit agreements. Fairfield and certain of its subsidiaries are borrowers under the Amended and Restated Revolving Credit Agreement (the "FCI Agreement") with FNBB. The FCI Agreement provides for revolving loans of up to $25 million (including up to $7 million for letters of credit), bearing interest at FNBB's base rate plus 1.5%. The FCI Agreement also provides for an annual facility fee of 1% of the total commitment. The revolving loans mature on September 28, 1996, if not extended in accordance with the terms of the agreement. The FCI Agreement is collateralized by substantially all of the borrowers' loans receivable and real estate inventories with FAC being a guarantor pursuant to the FCI Agreement. At March 31, 1994, Fairfield had outstanding borrowings under the FCI Agreement totaling $7.7 million, additional borrowing availability of $9.5 million, and outstanding letters of credit totaling $2.6 million.

     FAC is the borrower under the Third Amended and Restated Revolving Credit Agreement (the "FAC Agreement") with FNBB. The FAC Agreement provides for revolving loans of up to $35 million (including up to $1 million for letters of credit), bearing interest at FNBB's base rate plus .75%. The FAC Agreement also provides for an annual facility fee of 1% of the total commitment amount. The revolving loans mature on September 28, 1996, if not extended in accordance with the terms of the agreement. The FAC Agreement is collateralized by certain loans receivable with Fairfield being a guarantor pursuant to the FAC Agreement. At March 31, 1994, FAC had outstanding borrowings under the FAC Agreement totaling $5 million and no additional borrowing availability.

     An additional source of funds is the Company's ability to securitize contracts receivable pursuant to a receivable purchase agreement (the "Agreement") related to the Company's 7.6% Notes (the "FFC Notes"). The Agreement provides for the principal amounts collected from the contracts receivable pool to be reinvested into additional contracts receivable limited monthly to (i) the availability of eligible contracts as defined in the Agreement and (ii) the amounts accumulated in the reinvestment account. During the three months ended March 31, 1994, the Company securitized $2.5 million of contracts receivable. The excess of funds held in the reinvestment account over $6 million, determined on a monthly basis, is to be used to reduce the FFC Notes. During the three months ended March 31, 1994, the outstanding balance of the FFC Notes was reduced by $3.3 million. In April 1994, the Company securitized an additional $2.5 million of contracts receivable under the reinvestment provisions of the Agreement. The reinvestment period expires March 31, 1995.

     The Company expects to finance its future cash needs from (i) principal collections from its loans receivable, (ii) borrowings under the revolving credit facilities and, in the short-term, the securitization of additional eligible contracts receivable during the reinvestment period provided by the Agreement, (iii) operating cash flows, (iv) proceeds from asset sales and (v) other financings that it may obtain in the future.

     Discontinued operations - First Federal
     ---------------------------------------
     The Company has included the operations of First Federal in continuing or discontinued operations based on the respective assets and liabilities to be retained or sold as previously described. Cash flows from First Federal are currently restricted as to use by First Federal and are generally not available to fund any of the Company's other operations. In 1994, principal collections from the contracts receivable included in assets of continuing operations totaled $4.6 million. Once these assets are acquired by
Fairfield, the cash flow therefrom will be that of the Company. The following cash flow data reflects the cash flow from First Federal's total operations.

     For the three months ended March 31, 1994, cash from operations for First Federal totaled $2.4 million. During the same period, cash provided from First Federal's investing activities totaled $24.7 million resulting primarily from $18.8 million in proceeds from the sale of loans to third parties and net increases in investment and mortgage-backed securities of $7.8 million, which increases were partially offset by loan originations exceeding loan collections by $2 million. Cash used in First Federal's financing activities for the three months ended March 31, 1994 totaled $11.3 million, resulting from repayments of Advances from the Federal Home Loan Bank of $7 million and a $4.3 million net decrease in savings deposits. Except for previously approved agreements, First Federal may not enter into transactions with or make cash distributions to Fairfield without prior written approval of the Office of Thrift Supervision.

Part II - Other Information
- - -------   -----------------

Item 1 - Legal Proceedings
- - ------   -----------------
          Incorporated  by reference.   See Note  9 of  "Notes to Consolidated
          Financial Statements".

Item 2 - Changes in Securities
- - ------   ---------------------
          None

Item 3 - Defaults Upon Senior Securities
- - ------   -------------------------------
          None

Item 4 - Submission of Matters to a Vote of Security Holders
- - ------   ---------------------------------------------------
          None

Item 5 - Other Information
- - ------   -----------------
          None

Item 6 - Exhibits and Reports on Form 8-K
- - ------   --------------------------------
      (a) Exhibits
          --------
          Reference is made to the Exhibit Index.

      (b) Reports on Form 8-K
          -------------------
          On April 14, 1994, a Current Report on Form 8-K was filed in which the Registrant announced it had entered into a Stock Purchase Agreement for the possible sale of First Federal Savings and Loan Association of Charlotte, North Carolina.

                                         SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FAIRFIELD COMMUNITIES, INC.




Date:  May 10, 1994                 /s/Robert W. Howeth
       ------------                 ------------------------------------------
                                       Robert W. Howeth, Senior Vice President
                                        Chief Financial Officer and Treasurer



Date:  May  10, 1994                /s/William G. Sell
       -------------                ------------------------------------------
                                       William G. Sell, Vice President/
                                        Controller (Chief Accounting
                                        Officer)

                           FAIRFIELD COMMUNITIES, INC.
                                EXHIBIT INDEX
                                -------------
Exhibit
Number
- - ------

 4.1 Supplemented and Restated Indenture between the Registrant, Fairfield River Ridge, Inc., Fairfield St. Croix, Inc. and IBJ Schroder Bank & Trust Company, as Trustee, and Houlihan Lokey Howard & Zukin, as Ombudsman, related to the Senior Subordinated Secured Notes, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

 4.2 First Supplemental Indenture to the Supplemental and Restated Indenture referenced in 4.1 above, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

 4.3 Second Supplemental Indenture to the Supplemental and Restated Indenture referenced in 4.1 above, effective September 1, 1992 (previously filed with the Registrant's Annual Report on Form 10-K dated December 31, 1992 and incorporated herein by reference)

 4.4 Third Supplemental Indenture to the Supplemental and Restated Indenture referenced in 4.1 above, effective March 18, 1993 (previously filed with the Registrant's Quarterly Report on Form 10-Q dated March 31, 1993 and incorporated herein by reference)

 4.5 Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

10.1 Stock Purchase Agreement dated as of April 5, 1994, between the Registrant and Security Capital Bancorp (previously filed with the Registrant's Current Report on Form 8-K dated April 14, 1994 and incorporated herein by reference)

11        Computation of earnings per share (attached)


28 Ombudsman Report for the period ending March 31, 1994 related to the Registrant's Senior Subordinated Notes (attached)