Form 10-K/A
period 1993-12-31
FAIRFIELD COMMUNITIES INC
filed 1994-08-11
CIK 276189

Composite Copy
                                                       Reflecting Amendments
                                                      No. 1 and No. 2

                             SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                       FORM 10-K/A (No. 2)
    (Mark One)
        [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended December 31, 1993
                                             OR

       [  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from            to
                                 Commission File Number: 1-8096

                                 FAIRFIELD COMMUNITIES, INC.
               (Exact name of registrant as specified in its Charter)

          Delaware                                    71-0390438
     (State of incorporation)              (I.R.S. Employer Identification No.)

                       2800 Cantrell Road, Little Rock, Arkansas 72202
               (Address of principal executive offices, including Zip Code Registrant's telephone number, including area code: (501) 664-6000

    Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                           Common Stock, $.01 par value
 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant  was required to file such  reports), and (2) has been subject
 to  such filing requirements for the past 90 days.  Yes   X      No
                                                        ------      -----
 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in or information statements
 incorporated by reference in  Part III of this  Form 10-K.  [    ]
             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

 Indicate  by check mark  whether the registrant has filed  all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution under a plan confirmed
 by a court.  Yes   X     No
                  -----     ------
 The number of shares of the registrant's Common Stock outstanding as of March 18, 1994 totaled 9,792,601, of which 160,001 shares were held by wholly owned subsidiaries of the registrant. The aggregate market value of the registrant's Common Stock held by non-affiliates totaled approximately $42 million at February 28, 1994.

  Documents Incorporated by Reference:  None

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

Item 8.           Financial Statements and Supplementary Data.......... 37

Item 9.           Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure............. 37

                                      PART III

Item 10.          Directors and Executive Officers of the Registrant... 37

Item 11.          Executive Compensation............................... 40

Item 12.          Security Ownership of Certain Beneficial
                    Owners and Management.............................. 44

Item 13.          Certain Relationships and Related Transactions....... 45

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K................................. 45

                                   PART I
                                   -----

ITEMS 1. and 2.   BUSINESS AND PROPERTIES
- --------------    ----------------------

      General
      -------

      Fairfield Communities, Inc. was incorporated in Delaware in 1969, and its principal executive offices are located at 2800 Cantrell Road, Little Rock, Arkansas. Fairfield and certain of its subsidiaries successfully reorganized under Chapter 11 of the United States Bankruptcy Code (the "Reorganization"), pursuant to plans of reorganization confirmed August 14, 1992 (collectively, the "Plans"). Unless the context requires otherwise, "Fairfield" means Fairfield Communities, Inc., and is successor and survivor of the mergers pursuant to the Plans, "Company" means Fairfield Communities, Inc. and its subsidiaries, "Predecessor Fairfield" means Fairfield prior to the Reorganization and "Predecessor Company" means Fairfield and its subsidiaries prior to the Reorganization. Since July 1, 1992, the Company's financial statements have been prepared as if it were a new reporting entity and a black line separates this financial information from that of the Predecessor Company since it has not been prepared on a comparable basis. At December 31, 1993, the Company had approximately 1100 full-time employees.

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

      First Federal is engaged in the origination of single-family residential mortgage loans and, to a lesser extent, commercial real estate and construction loans, primarily in the Charlotte, North Carolina market area. As part of the Company's efforts to reorganize its operations to focus on the marketing and sales of VOIs, a letter of intent to sell 100% of the outstanding stock of First Federal was entered into by Fairfield on December 15, 1993. On April 6, 1994, Fairfield finalized its negotiations and entered into a Stock Purchase Agreement. The divestiture of First Federal has been accounted for as a sale of a portion of a segment and, accordingly, the respective assets to be sold and liabilities to be assumed by the purchaser have been included in "Net liabilities held for sale" in the Consolidated Balance Sheet at December 31, 1993 (see Note 2 of "Notes to Consolidated Financial Statements").

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

      The Vacation Ownership Concept
      ------------------------------

      In reorganizing its operations, the Company has dedicated its efforts to the strategic mission on which its early success was based; the development, marketing and operation of vacation ownership properties and the sale and financing of VOIs. Although the Company still offers lot sales and primary and secondary residences at some of its larger resorts, its primary business focus will be the VOI market. The Company currently markets its leisure products from 13 sales locations, offering vacation properties at 14 sites in the states of Arkansas, Arizona, California, Colorado, Florida, Georgia, Missouri, North Carolina, South Carolina, Tennessee and Virginia. The Company derived 31% of its 1993 revenues from VOI sales.

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

        On September 30, 1993, Fairfield Funding Corporation ("FFC"), a newly created special purpose subsidiary of FAC, completed a private placement of
approximately $82.7  million of 7.6% Notes.   These Notes were  secured by and
payable from a pool of approximately $99.6 million of vacation ownership and lot contracts receivable originated by the Company and purchased from FAC by FFC. The net proceeds from the private placement were used to reduce existing indebtedness.

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

        The  Company's   strategy  is  directed  primarily   at  developing  new
properties near areas with existing vacation attractions. These areas, known as destination locations, provide a greater tourism draw than traditional
resort  sites developed  by  the  Company.    The  Company  operates  vacation
properties in two destination locations, Williamsburg, Virginia, and Myrtle Beach, South Carolina and, during 1993, began construction of a facility at Branson, Missouri, a burgeoning country music mecca. Sales at the Branson
property  commenced  in  June of  1993.    Other destination  locations,
including  Orlando,  Florida, are  being evaluated  for  future projects.   In
evaluating new locations for growth opportunities, the Company's management analyzes market and tourism data and demographics, as well as the quality and diversity of the location's existing attractions so as to broaden the base of recreational opportunities available to its customers across the Company's portfolio of properties.

        SALE OF FIRST FEDERAL
        ---------------------

        On December 15, 1993, Fairfield entered into a letter of intent to sell 100% of the outstanding stock (the "Sale") of its wholly owned subsidiary,
First  Federal, to  Security Capital  Bancorp  ("SCBC").   On  April 6,  1994,
Fairfield finalized its negotiations with SCBC and entered into a Stock Purchase Agreement.

        The Stock Purchase Agreement provides for a sales price of $40.4 million, which will be increased (subject to the limitation hereafter described) to reflect the consolidated pretax net earnings of First Federal and its subsidiaries for the period from October 1, 1993 through the closing of the Sale, or decreased by the consolidated pretax net losses of First Federal and its subsidiaries during this period, whichever is the case (the
"Sales Price").   The increase  for pretax earnings  of First Federal  and its subsidiaries cannot exceed approximately $1.8 million plus, if the closing of the Sale occurs after August 1, 1994, in general, the pretax earnings or losses of First Federal and its subsidiaries from August 1, 1994 through the closing, provided that the foregoing amounts may be reduced under certain circumstances for reserves taken or losses (in excess of gains) on Excluded Assets (as defined below) after September 30, 1993. Up to approximately $1.4 million of the Sales Price is to be retained by SCBC to securitize Fairfield's obligation to indemnify SCBC against three existing lawsuits/claims which have been asserted against First Federal (the "Litigation Indemnity").

       As part  of the proposed transaction, Fairfield  is to purchase for cash
(a) at book value, net of reserves, up to approximately $22.6 million, as of December 31, 1993, of certain real estate, classified loans, joint venture interests and other assets owned by First Federal (the "Excluded Association Assets"), subject to the right of SCBC to elect for First Federal to retain all or part of such assets, and (b) lot and timeshare contracts receivable and related assets, which First Federal previously acquired from Fairfield (the "Contracts Receivable"), having a book value less certain reserves and a weighted average yield, at December 31, 1993, of approximately $53.3 million and 11.6%, respectively. The Excluded Association Assets and the Contracts
Receivable are collectively referred  to as the "Excluded Assets".   Fairfield
expects  to dispose of  certain of the  Excluded Association Assets  in one or
more  transactions,   and  otherwise   to  monetize  the   remaining  Excluded
Association Assets, following the closing of the Sale. Management intends to dispose of a substantial portion of the Excluded Association Assets by December 31, 1994.

      Approximately   $2.9  million  in  net   book  value  of  the  Excluded
Association Assets are to be pledged to SCBC, to provide additional security with respect to both the Litigation Indemnity and the general indemnities under the Stock Purchase Agreement. Fairfield has certain rights to substitute collateral in connection with such pledge, including the right to substitute $0.60 to $0.70 of cash for every $1.00 of net book value of Excluded
Association Assets so pledged.   Reserves  taken by  Fairfield  after the
closing on the Excluded Association Assets securing the Litigation Indemnity may increase the total Excluded Association Assets required as collateral.

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

       Management estimates that the Sale will result in a net gain of approximately $5.5 million after taking into account (i) writedowns related to the Excluded Assets estimated at approximately $4.0 million, based upon Fairfield's accelerated method of disposal of these assets subsequent to the consummation of the Sale, and (ii) anticipated selling expenses, including professional fees and other direct expenses, of approximately $3.3 million.

        The Sale is subject to numerous conditions, including the obtaining of necessary approvals from (i) state and federal regulatory authorities, (ii) FNBB and (iii) Fairfield's stockholders. There is no assurance that the conditions to closing will be satisfied or that the various regulatory approvals will be obtained on terms satisfactory to the parties. Assuming such conditions to closing are satisfied and the approvals are obtained, the Sale is expected to close by September 30, 1994.

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

      In March 1994, Fairfield sold the stock of its wholly owned subsidiaries, Fairfield Green Valley, Inc. and Fairfield Sunrise Village, Inc. (collectively, the "Arizona Subsidiaries") at its approximate book value. The Arizona Subsidiaries, with assets totaling $25 million at December 31, 1993, conducted Fairfield's Arizona home building business. The consideration received by Fairfield included (i) release of a lien on and transfer to Fairfield of 2,235,294 shares of Fairfield's Common Stock (no book value) owned by the Arizona Subsidiaries and pledged to their primary lender, a subsidiary of Bank of America Arizona (the "Bank"), (ii) release of a mortgage in favor of the Bank on a tract of unimproved property owned by Fairfield, and
(iii) release from any further liability to the Bank. At December 31, 1993, the Arizona Subsidiaries had loans of $19.9 million outstanding under their revolving credit agreement with the Bank, bearing interest at rates ranging from 8% to 8.5%. These loans, which are included in net assets of discontinued operations at December 31, 1993, were paid off in conjunction with the sale of the Arizona Subsidiaries.

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

     Selected condensed consolidated financial information for First Federal is summarized as follows (In thousands):

                      Condensed Consolidated Statements of Operations

                                            Six Months  |Six Months
                               Year Ended      Ended    | Ended   Year Ended
                               December 31, December 31,|June 30, December 31,
                                   1993         1992    |   1992       1991
                                   ----         ----    |   ----       ----
                                                        |
Net interest income               $9,721       $6,921   |  $6,397    $10,861
Provision for loan losses            125          378   |       4      5,034
                                  ------       ------   |  ------    -------
Net interest income after                               |
 provision for loan losses         9,596        6,543   |   6,393      5,827
Other expenses and income, net     5,496        3,550   |   3,603      6,879
                                  ------       ------   |  ------     ------
Earnings (loss) before                                  |
 provision for income taxes        4,100        2,993   |   2,790     (1,052)
Provision for income taxes         1,218        1,305   |   1,012      1,398
                                  ------       ------   |  ------     ------
Net earnings (loss)               $2,882       $1,688   |  $1,778    $(2,450)
                                  ======       ======   |  ======    =======

                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      December 31,
                                                  1993           1992
   ASSETS
    Cash and cash equivalents                  $ 14,205       $ 36,086
    Loans receivable, net                       208,575        239,528
    Investment and mortgage-backed
     securities                                  76,708         51,756
    Real estate owned, net                       15,322         20,846
    Other assets                                 15,905         15,671
                                               --------        -------
                                               $330,715       $363,887
                                               ========       ========
   LIABILITIES AND EQUITY
    Savings deposits                           $276,672       $298,640
    Advances from Federal Home
     Loan Bank, net                              20,907         35,127
    Other liabilities                             4,603          4,469
    Equity                                       28,533         25,651
                                               --------       --------
                                               $330,715       $363,887
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

                                  Weighted    Maximum    Average    Weighted
                                   Average    Amount     Amount      Average
                         Balance  Interest Outstanding Outstanding Interest Rate
                         at End   at End      at any   During the   During the
   Period Ended        of Period of Period Month's End   Period        Period
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

     A moratorium on transfers from SAIF to BIF, and vice-versa, is imposed with certain exceptions until August 9, 1994. A savings association is allowed to convert to a bank charter during the moratorium period only if membership in the SAIF is maintained, unless the conversion is effected by a failed or failing association with the approval of the FDIC. In the event of any fund conversion, the savings association involved must pay an exit fee to the fund it is leaving and an entrance fee to the fund it is entering. Until December 31, 1996, the Secretary of the Treasury and the FDIC will determine jointly the exit fee payable for leaving SAIF.

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

     Enforcement Powers
     ------------------
     The OTS and, under certain circumstances, the FDIC have substantial enforcement authority with respect to savings associations for violation of laws or regulations, engaging in unsafe and unsound practices, or failure to comply with applicable capital requirements. Such enforcement powers include

                                 -27-
authority to bring actions against all "institution-affiliated parties," which includes directors, officers, employees or controlling stockholders; stockholders who participate in the conduct of the affairs of the association; and any attorneys, appraisers and accountants who knowingly or recklessly participate in any violation of law or regulation, breach of fiduciary duty or unsafe or unsound practice which is likely to cause more than minimal financial loss or have a significant adverse effect on the savings association. The OTS' enforcement authority includes, among other things, the ability to assess substantial civil money penalties; to terminate or suspend insurance of the savings association's accounts; to initiate injunctive actions and to issue a broad range of prohibition, removal or cease-and-desist orders.

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

                                     -28-

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

                                 -29-

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

                                -30-
114 also permits a creditor to recognize the fair value of the collateral of an impaired collateral-dependent loan as an alternative to discounting expected future cash flows and to recognize an observable market, if one exists, as an alternative to the discounting method. First Federal does not anticipate that the the implementation of SFAS No. 114 will have a material impact on its consolidated financial statements.

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

     The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. FHLBs make loans (i.e., advances) to members in accordance with policies and procedures established by the FHFB and the FHLBs. Advances must be secured, in an amount deemed sufficient by the FHLB, by the following types of assets: fully disbursed, whole first mortgages on improved residential property, or securities representing such interest;
securities issued, insured or guaranteed by the United States government or any agency thereof; deposits of a FHLB; or other real estate-related collateral acceptable to the FHLB with a readily ascertainable value in which the FHLB can perfect a security interest. Advances secured by "other real estate-related" collateral, however, may not exceed 30% of a member's capital. Furthermore, long-term advances may only be made for the purpose of funding residential housing. Savings associations that fail the QTL test will be subject to further limitations upon their access to advances.

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

     Transactions with Affiliates
     -----------------------------
     HOLA subjects certain transactions between any subsidiary savings association of a SLHC, such as First Federal, and any affiliates of such savings association, to Sections 23A and 23B of the Federal Reserve Act, as amended ("FRA"), in the same manner and to the same extent as if each such savings association were a member bank of the Federal Reserve System. Three additional rules apply to savings associations, which reflect the fact that affiliates of savings associations can engage in a far greater range of activities than affiliates of banks and, thus, can expose the savings associations to greater risk. First, a savings association may not make any loan or extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies. Second, a savings associations may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary). Third, the OTS may for reasons of safety and soundness impose more stringent restrictions on savings associations, but may not exempt transactions from or otherwise abridge Sections 23A or 23B. In addition, the OTS has adopted a regulation that prohibits a savings association or any subsidiary thereof from extending credit to an affiliate that engages in any activity not permissible to a federal savings association.

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

     Restrictions on Dividends
     -------------------------
     Under HOLA, a subsidiary savings association of a SLHC must give the OTS at least 30 days advance notice of any proposed declaration of a dividend to the holding company. Pursuant to the Prenuptial Agreement with the FSLIC, Fairfield agreed not to accept or cause First Federal to pay dividends in an amount (i) that would cause First Federal's regulatory capital to fall below regulatory minimums, (ii) exceeding 100% of First Federal's cumulative net income for the prior eight quarters, less cumulative dividends paid during such period, without the prior written approval of the Regional Director, if First Federal's net capital exceeds the fully phased-in requirement; provided, however, that if a dividend would cause First Federal's net capital to fall below its fully phased-in capital requirement, such dividend may not cause First Federal's net capital to fall below such requirement by an amount exceeding 50% of First Federal's cumulative net income for the prior eight quarters, less cumulative dividends paid during such period, without the prior written approval of the
 Regional Director; and (iii) exceeding 50% of
First Federal's cumulative net income for the prior eight quarters, less cumulative dividends paid during such period, without the prior written approval of the Regional Director, if regulatory capital exceeds the minimum capital requirement but is less than the fully phased-in requirement. Fairfield agreed under the Prenuptial Agreement, as amended on September 14, 1992 in connection with confirmation of the Plans, that the FSLIC may vote and/or dispose of the First Federal shares owned by Fairfield, without compensation, subject to certain rights of notice and opportunities to cure, if First Federal's Regulatory Capital Trigger, which is defined as (a) the time at which Fairfield fails to honor certain obligations under the Remarketing Agreement entered into with First Federal or (b) First Federal's regulatory capital, on the basis of GAAP, at any time falls below 2% of First Federal's assets.

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

Item 3.  LEGAL PROCEEDINGS
- -------  -----------------

              Reference  is made to Note 9 - Stockholders' Equity and Note 14 -
			                                 -----------------------------     ---------
 								Contingencies of "Notes  to   Consolidated Statements".
         -------------

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------  ---------------------------------------------------

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

                  Robert T. Waugh, age 63, President of First Federal Savings and Loan Association of Charlotte, a wholly owned subsidiary of Fairfield, since 1972.

                   William G. Sell, age 40, Vice President/Controller and Chief Accounting Officer since 1988.

                                                PART II
                                                -------

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
- -------  ------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

              Pursuant to the Plans, all of the outstanding Common Stock of Predecessor Fairfield was cancelled effective September 1,

         1992. As of March 18, 1994, the outstanding number of shares of Fairfield's Common Stock totaled 9,792,601, of which 160,001 shares were held by wholly owned subsidiaries. In accordance with the Plans, Fairfield will issue additional shares as the remaining unsecured claims are resolved. The ultimate amount of allowed unsecured claims and the timing of the resolution of claims is largely within the control of the Bankruptcy Court. However, based upon available information, Fairfield presently estimates that approximately 10,908,706 shares of Common Stock will be issued and outstanding, including shares held by wholly owned subsidiaries. Additionally, 588,235 shares have been reserved, but not issued, for the benefit of the holders of the FCI Notes.

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

Item 6.  SELECTED FINANCIAL DATA
- -------  -----------------------

              Information required by Item 6 appears on page F-2 of this report.

Item 7.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -------  ------------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

              Information required by Item 7 appears on pages F-3 through F-10 of this report.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -------  -------------------------------------------

              Information required by Item 8 appears on pages F-12 through F-46 of this report.

Item 9.  CHANGES IN AND  DISAGREEMENTS WITH ACCOUNTANTS  ON ACCOUNTING  AND
- -------  ------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

                None

                                               PART III
                                               --------


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- --------  --------------------------------------------------

    (a)   Identification of Directors
          ---------------------------


                The current Board of Directors of Fairfield began serving during September 1992. Messrs. John W. McConnell and J. Steven Wilson were directors of Predecessor Fairfield and served in such capacities since March 1990.

                 Russell  A.  Belinsky, age  33,  Senior  Vice President  and
           Principal of  Chanin and  Company  and Senior  Vice President  and
           Principal of GTC Capital Partners since 1990.  From 1986 to  1990,
           Mr. Belinsky  was an associate at  the law firm  of Skadden, Arps,
           Slate, Meagher & Flom.

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

Item 11.  EXECUTIVE COMPERSATION
- --------  ----------------------

     The following table summarizes the compensation paid, or to be paid, to Fairfield's Chief Executive Officer and each of the other four most highly compensated executive officers (collectively, the "named executive officers") for each of the last three years.

                             SUMMARY COMPENSATION TABLE



                               Annual Compensation
                               -------------------
                                                          Other
                                                          Annual
Name and                                                  Compen-
Principal                                                 sation
Position              Year   Salary ($)      Bonus ($)         ($)
- --------              ----   ----------      ---------        -----

John W. McConnell     1993     275,000         185,625          -
 President and        1992     250,005             -            -
 Chief Executive      1991     219,800          16,485          -
 Officer

Morris E. Meacham     1993     200,000          72,051          -
 Executive Vice       1992     207,217             -            -
 President (1)        1991     194,800          14,610          -

Marcel J. Dumeny      1993     175,000          67,411           -
 Senior Vice          1992     164,842             -             -
 President,           1991     149,800          11,235           -
 General Counsel
 and Secretary

Robert W. Howeth      1993     164,800          49,440           -
 Senior Vice          1992     172,768             -             -
 President, Chief     1991     164,800          12,360           -
 Financial Officer and
 Treasurer

Clayton G. Gring, Sr. 1993     150,000          30,000           -
Senior Vice           1992     155,769          10,000           -
President (2)         1991      34,615             -             -

                                    Long Term Compensation
                                  --------------------------
                                      Awards       Payouts
                                    ----------------------

                        Restricted    Underlying              All Other
Name and                   Stock       Options/     LTIP       Compen-
Principal                 Award(s)      SARS       Payouts     sation
Position                    ($)          (#)         ($)        ($)(3)
- --------                  --------     -------     -------     -------

John W. McConnell              -           -           -        22,679
 President and                 -       150,000         -         3,239
 Chief Executive               -           -           -           -
 Officer

Morris E. Meacham              -           -           -        13,589
 Executive Vice                -       100,000         -         2,174
 President(1)                  -           -           -           -

Marcel J. Dumeny               -           -           -        11,982
 Senior Vice                   -       100,000         -           594
 President,                    -           -           -           -
 General Counsel
 and Secretary

Robert W. Howeth               -       100,000         -        10,064
 Senior Vice                   -           -           -           -
 President, Chief              -           -           -           -
 Financial Officer and
 Treasurer

Clayton G. Gring, Sr.          -       100,000         -        17,516
 Senior Vice                   -           -           -           -
 President (2)                 -           -           -           -

(1) Effective January 1, 1994, Mr. Meacham entered into a new Employment Agreement as Vice President of Special Projects.

(2)      Mr. Gring was employed by Fairfield on September 23, 1991.

(3) In 1993, includes (a) contributions to the Company's profit sharing plan (Mr. McConnell - $10,513; Mr. Meacham - $10,513; Mr. Dumeny
         - $10,513;  Mr. Howeth  - $8,579 and Mr. Gring - $6,307), (b)
         allocated benefits  under the Company's  Excess Benefit  Plan
         (Mr. McConnell  - $7,225; Mr.  Meacham - $719 and  Mr. Dumeny
         - $334) and (c) dollar amounts of premiums paid on life insurance policies for the benefit of the named executives officers' respective designated beneficiaries (Mr. McConnell - $4,941; Mr. Meacham - $2,357; Mr. Dumeny - $1,135; Mr. Howeth -
         $1,485 and Mr. Gring - $11,209). In 1992, represents premiums paid on life insurance policies for the benefit of the named executive officers' respective designated beneficiaries.

                         OPTION GRANTS IN LAST FISCAL YEAR
    The following table  sets forth certain  information concerning  options
granted during  1993 to the named executive officers.   No grants of SARs were
made to named executive officers during 1993.

                        Number of
                       Securities     % of Total
                       Underlying       Options
                         Options      Granted to    Exercise
                         Granted       Employees      Price     Expiration
Name                       (1)          in 1993     ($/Sh)(2)     Date
- ----                    ----------     ---------    ---------  ----------

Robert W. Howeth          100,000          23.8         3.00    9/28/2003

Clayton G. Gring, Sr.     100,000          23.8         3.00    9/28/2003

                                   Potential Realizable
                                     Value at Assumed
                                   Annual Rates of Stock
                                     Price Apreciation
                                    for Option Term (3)
                                    --------------------
Name                                 5% ($)        10% ($)
- ----                                 ------        -------

Robert W. Howeth                     188,000       477,000

Clayton G. Gring, Sr.                188,000       477,000


(1) Represents stock purchase warrants granted on September 29, 1993. The warrants become exercisable in five equal annual installments beginning one year after the date of grant.

2) The exercise price was not less than the fair market value of Fairfield's Common Stock on the date of grant.

3) As required by rules of the SEC, potential values stated are based on the prescribed assumption that the Common Stock will appreciate in value from the date of grant to the end of the option term (10 years from the date of grant) at annualized rates of 5% and 10% (total appreciation of 63% and 159%), respectively, and therefore are not intended to forecast possible futureappreciation, if any, in the price of the Common Stock.


             OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES
             ---------------------------------------------------------------

     The following table sets forth certain information concerning the number of unexercised options at December 31,  1993.  There were no options exercised by any named executive officer during 1993.
                                                       Value of Unexercised
                      Number of Securities                 in-the-Money
                 Underlying Unexercised Options               Options
                           at Year End                   at Year End ($) (1)
                           -----------                   -------------------
Name               Exercisable    Unexercisable     Exercisable   Unexercisable
- ----               -----------    -------------     -----------   -------------
John W. McConnell    75,000          75,000             112,500       112,500

Morris E. Meacham    50,000          50,000              75,000        75,000

Marcel J. Dumeny     50,000          50,000              75,000        75,000

Robert W. Howeth        -           100,000                 -         150,000

Clayton G. Gring, Sr.   -           100,000                 -         150,000


(1) The dollar amounts shown represent the amount by which the product of the number of shares purchasable upon the exercise of the related options and the December 31, 1993 closing market price of $4.50 per share exceeds the aggregate purchase price payable upon such exercise.

Employment Arrangements
- -----------------------

     Pursuant to the Plans, Fairfield entered into employment agreements (the "Agreements"), effective September 1, 1992 (the "Effective Date"), with John
W. McConnell, Morris E. Meacham and Marcel J. Dumeny (the "Executives"). The Agreements are for three year terms and provide for annual base salaries to Messrs. John W. McConnell, Morris E. Meacham and Marcel J. Dumeny of $275,000, $200,000 and $175,000, respectively. The Agreements also provided for the payment of incentive bonuses on August 31, 1993 (the "Anniversay Date"), subject to certain conditions, which were fulfilled, equal to a certain percentage of each Executive's base salary (37.5% for Mr. McConnell and 25% for Messrs. Meacham and Dumeny), plus such additional amounts as established in the discretion of the Board based upon certain performance criteria. For each year following the Anniversary Date, bonuses will be paid to the Executives at the discretion of the Board. If during the term of the Agreements, an
Executive is terminated (i) for any reason other than "for cause" (as defined in the Agreement), death, disability or (ii) at the Executive's option due to "Constructive Discharge" (as defined in the Agreement), then such Executive
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

Compensation of Directors
- -------------------------

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
- --------  ---------------------------------------------------
           MANAGEMENT
           ----------


           Security Ownership of Certain Beneficial Owners
           -----------------------------------------------

    The following table sets forth certain information as of March 18, 1994 with respect to any person known by Fairfield to be the beneficial owner of more than 5% of Fairfield's Common Stock.

Name and Address of                 Amount and Nature of            Percent of
 Beneficial Owner                   Beneficial Ownership              Class (3)
- ------------------                  --------------------            ----------
Physicians Insurance Company
 of Ohio
13515 Yarmouth Drive, NW                 1,678,726 (1)                    17.1
Pickerington, Ohio 43147

Magten Asset Management Corp.
33 East 21st Street                      1,597,462 (2)                    16.3
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

                                    Amount and Nature of          Percent of
Name of Beneficial Owner            Beneficial Ownership            Class (3)
- -----------------------             --------------------          -----------
Russell A. Belinsky                       4,000                        *

Steven Wilson                               361                        *

John W. McConnell                       128,000 (4)                   1.3

Morris E. Meacham                        50,000 (4)                    *

Marcel J. Dumeny                         86,000 (4)                    *

Robert W. Howeth                         20,000                        *

Clayton G. Gring, Sr.                        24                        *

All Directors and Executive
 Officers as a Group                    291,885                       3.0

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

(2) A report on Schedule 13G has been filed with the SEC by Magten Asset Management Corp. indicating sole voting and dispositive power over 1,250,955 shares and shared voting and sole dispositive power over
         346,507  shares.    The  foregoing  information  has included  in
         reliance upon, and without independent verification of, the disclosures contained in the above-referenced report on Schedule 13G.

(3) Based on 9,807,600 of shares outstanding as of March 18, 1994, which excludes 160,001 shares held by wholly owned subsidiaries of Fairfield, and includes 175,000 shares, which represent shares that the named executive officers have the right to acquire (through the exercise of warrants) within sixty days. The total amount of Common Stock to be issued after resolutionof all claims under the Plans will differ from the amount of Common Stock outstanding
         at March 18,  1994.   Consequently, the ownership interest of
         existing shareholders will be diluted (see Note 9 of "Notes to Consolidated Financial Statements").

(4) Includes 75,000, 50,000 and 50,000 shares, respectively, for Messrs. McConnell, Meacham and Dumeny, which represent shares the named executives have the right to acquire (through the excercise of
         warrants)  within  sixty days.    Under  the Rules  of  the  SEC,
         such  shares  are  considered to  be beneficially  owned.   For  the
         purpose of calculating percentage ownership, such shares were also considered to be outstanding.

*       Beneficial ownership represents less than 1% of the outstanding shares.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------    ----------------------------------------------

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

                                                PART IV
                                                -------

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- --------    ---------------------------------------------------------------

     (a)   Documents filed as part of this report:
           ---------------------------------------
           (1) The following consolidated financial statements of Fairfield Communities, Inc. and subsidiaries appear on page F-12 through F-39 of this report:

                     Consolidated Balance Sheets - December 31, 1993 and 1992

                     Consolidated Statements of Operations - Year  Ended
                      December 31, 1993, Six Months Ended December 31, 1992, Six Months Ended June 30, 1992 and Year Ended December 31, 1991

                     Consolidated  Statements of Stockholders' Equity (Deficit)
                      - Year Ended December 31, 1993, Six Months Ended December 31, 1992, Six Months Year Ended December 31, 1991

                     Consolidated Statements of Cash Flows - Year Ended
                      December 31, 1993, Six Months Ended December 31, 1992, Six Months Ended June 30, 1992 and Year Ended December 31, 1991

                     Notes to  Consolidated Financial Statements  - December
                      31, 1993

      (a)(2) The following financial statements schedules appear on pages F- 40 through F-43 of this report:

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

      (a)(3)           Exhibits  required  by this  item  are  listed on  the
               Exhibit Index appearing on pages E-1 through E-4 of this report.

     (b)       Reports on Form 8-K Filed in the Fourth Quarter
               -----------------------------------------------

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

      (c)   Exhibits
            --------

                     The Exhibit Index appears  on pages E-1 through E-4  of
                this report.

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

                          FAIRFIELD COMMUNITIES, INC.


Date:  March 22, 1994       By           /s/ J.W. McConnell
                               --------------------------------------
                                     J.W. McConnell, President and
                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on the dates indicated:


Date:  March 22, 1994      By     /s/ Russell A. Belinsky
                              ---------------------------------------
                                Russell  A.  Belinsky, Director

Date:  March 22, 1994      By    /s/ Ernest D. Bennett, III
                              ---------------------------------------
                               Ernest D. Bennett, III, Director


Date:  March 22, 1994     By         /s/ Daryl J. Butcher
                             -----------------------------------------
                                  Daryl J. Butcher, Director


Date:  March 22, 1994      By     /s/ Philip L. Herrington
                              -----------------------------------------
                                 Philip L. Herrington, Director


Date:  March 22, 1994      By      /s/ William C. Scott
                              ------------------------------------------
                               William   C.    Scott, Director

Date:  March 22, 1994      By        /s/ J. Steven Wilson
                              ------------------------------------------
                                   J. Steven Wilson, Director

Date:  March 22, 1994      By         /s/ J. W. McConnell
                              ------------------------------------------
                              J. W. McConnell, Director, President
                                   and Chief Executive Officer


Date:  March 22, 1994      By          /s/ Robert W. Howeth
                              ------------------------------------------
                               Robert W. Howeth,  Senior Vice President,
                                 Chief Financial Officer and Treasurer


Date:  March 22, 1994      By           /s/ William G. Sell
                              -------------------------------------------
                              William G. Sell,  Vice President/Controller
                                     (Chief Accounting Officer)

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FAIRFIELD COMMUNITIES, INC.




 Date:   August 9, 1994                /s/William G. Sell
        ------------------                ----------------------------
                                          William G. Sell, Vice President/
                                           Controller (Chief Accounting
                                            Officer)


                                 -47-

                        INDEX TO CONSOLIDATED FINANCIAL INFORMATION


                                                                        Page
SELECTED FINANCIAL DATA                                                 F-2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS                                    F-3

CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Auditors                                         F-11

Consolidated Balance Sheets - December 31, 1993 and 1992               F-12

Consolidated Statements of Operations - Year Ended December 31, 1993,
Six Months Ended December 31, 1992, Six Months Ended June 30, 1992
and Year Ended December 31, 1991                                       F-13

Consolidated Statements of Stockholders' Equity (Deficit) - Year Ended
 December 31, 1993, Six Months Ended December 31, 1992, Six
 Months Ended June 30, 1992 and Year Ended December 31, 1991           F-14

Consolidated Statements of Cash Flows - Year Ended December 31, 1993,
 Six Months Ended December 31, 1992, Six Months Ended June 30, 1992
 and Year Ended December 31, 1991                                      F-15

Notes to Consolidated Financial Statements - December 31, 1993         F-17

Financial Statement Schedules:

  Schedule III - Condensed Financial Information of Registrant         F-40
  Schedule VIII - Valuation and Qualifying Accounts                    F-42
  Schedule X - Supplementary Income Statement Information              F-43

All other financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                    Fairfield Communities, Inc. and Subsidiaries
                              Selected Financial Data
                    Dollars in thousands, except per share data

                                                  Six Months   |  Six Months
                                   Year Ended        Ended     |     Ended
                                  December  31,   December 31, |    June 30,
                                      1993           1992      |      1992
                                      ----           ----      |      ----
                                                               |
OPERATING DATA                                                 |
  Revenues:                                                    |
    Vacation ownership, net        $ 34,332        $15,255     |    $13,558
    Homes and lots, net              12,073          5,010     |      4,513
    Property management              10,876          5,145     |      4,756
    Interest                         39,894         23,927     |     28,728
    Other                            12,553          4,598     |      8,106
                                   --------        -------     |    -------
                                   $132,277        $53,935     |    $59,661
                                   ========        =======     |    =======
   Earnings (loss):                                            |
    Continuing operations            $7,170         $1,249     |   $(13,284)
    Discontinued operations             -              -       |     (6,538)
    Extraordinary credit (2)            -              -       |    125,895
                                     ------        ------      |   --------
    Net earnings (loss)              $7,170        $1,249      |   $106,073
                                     ======        ======      |   ========
EARNINGS PER SHARE                                             |
      Primary:                                                 |
        Earnings from continuing                               |
          operations                   $.65          $.11      |      *
                                       ====          ====      |
        Net earnings                   $.65          $.11      |      *
                                       ====          ====      |
      Fully diluted:                                           |
        Earnings from continuing                               |
          operations                   $.61          $.11      |      *
                                       ====          ====      |
        Net earnings                   $.61          $.11      |      *
                                       ====          ====      |

            Year Ended December 31,
     --------------------------------------
     1991           1990            1989(1)
     ----           ----            ----
  $ 34,098       $ 75,859         $ 99,510
     4,226         26,136           41,287
     8,056         10,123           11,085
    65,502         71,163           58,944
    10,395         15,491           29,498
   -------       --------         --------
  $132,277       $198,772         $240,324

  $(32,780)      $(61,703)        $ (1,807)
    (2,494)       (26,756)         (22,962)
       -              -                -
  --------       --------         --------
  $(35,274)      $(88,459)        $(24,769)
  ========       ========         ========



      *               *                *

      *               *                *



      *               *                *

      *               *                *

 *  Per share data not meaningful due to reorganization.

BALANCE SHEET DATA

                                              December 31,
                            -------------------------------------------------
                              1993      1992  |   1991       1990      1989
                              ----      ----  |   ----       ----      ----
                                              |
Loans receivable, net      $165,575  $378,037 | $450,031   $495,478  $533,002
Total assets                254,583   586,700 |  685,468    755,134   817,855
Total financing arrangements127,351   180,812 |   96,081    117,024   295,537
Liabilities subject to                        |
 reorganization proceedings    -         -    |  218,808    229,477      -
Stockholders' equity                          |
 (deficit)                   47,148    36,962 |  (38,322     (3,227)   85,003

- -----------------------
(1) Includes operations of First Federal Savings and Loan Association of Charlotte ("First Federal") from June 1, 1989.
(2)    Gain on discharge of debt.

Note: Effective June 30, 1992, the Company implemented  "Fresh Start Reporting"
in connection with confirmation of the of  reorganization.   No dividends have
been paid during the previous five years.   See Notes 9 and 14 of "Notes to
Consolidated Financial Statements" for discussion of the Company's reorganization and contingencies.

                    Management's Discussion and Analysis of Financial
                          Condition and Results of Operations

RESULTS OF CONTINUING OPERATIONS BY SEGMENT

     The Company has implemented, as of June 30, 1992, the recommended accounting for entities emerging from reorganization set forth in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" issued by the American Institute of Certified Public Accountants ("Fresh Start Reporting"). Accordingly, the Company's assets and liabilities were adjusted to reflect their estimated fair values and the accumulated retained deficit was eliminated. Since July 1, 1992, the Company's financial statements have been prepared as if it were a new reporting entity and a black line separates this financial information from that of the Company prior to reorganization ("Predecessor Company"), since it has not been prepared on a comparable basis.

      Following is a general discussion of revenues, expenses and operating income of continuing operations by business segment. Segment information is also described in Note 17 of "Notes to Consolidated Financial Statements".

LEISURE PRODUCTS

      Under Fresh Start Reporting, the fair value of the assets and liabilities
related  to   the  Company's  Leisure  Products   segment  approximated  their
historical value at June 30, 1992. Accordingly, the results of operations for the six months ended December 31, 1992 have been combined with that of the Predecessor Company for the six months ended June 30, 1992 (subsequently referred to as "Combined 1992") and, for purposes of management's discussion of results of continuing operations, will be compared to the results of operations for the year ended December 31, 1993 and the results of operations of the Predecessor Company for the year ended December 31, 1991.

      Vacation Ownership
      ------------------

      Gross vacation ownership interval ("VOI") revenues totaled $35.3 million and $26.7 million for the year ended December 31, 1993 and Combined 1992,
respectively.   During 1993, the Company   experienced sales increases  at its
destination locations in Williamsburg, Virginia and at Branson, Missouri, the Company's newest destination location which began sales efforts in June 1993. Net VOI revenues totaled $34.3 million and $28.8 million for the same respective periods. The increase in gross revenues was offset by a $3 million net increase in deferred revenue related to the percentage of completion method of accounting. Under this method, the portion of revenues attributable to cost incurred as compared to total estimated construction costs and selling
expenses,  is recognized  in the  period of  sale.   The remaining  revenue is
deferred and recognized as remaining costs are incurred. Net sales decreased in Combined 1992, as compared to 1991, due to (i) the Company matching VOI sales activity with existing inventory levels and (ii) the lack of available financing to support sales and marketing until the Company emerged from reorganization.

     Cost of sales, as a percentage of net revenues, was 29% for the year ended December 31, 1993, 25% for Combined 1992 and 26.9% for the year ended December 31, 1991. Included in VOI revenues and cost of sales for 1993 is
$2.6 million and $2.1 million, respectively, related to the Company's new Leisure Plan programs which, as a percentage of related revenues, are higher than the Company's traditional VOI products. The Company anticipates these new programs will make the Company's products more attractive to its customers and thereby increase overall sales volume. The cost of sales percentage of net VOI revenues for 1993, excluding the effect of the Leisure Plan programs, was 24.8%.

     Selling expenses for both VOI and lot sales, as a percentage of related revenues, were 49.4%, 51.6%, and 51.4%, for 1993, Combined 1992, and 1991,
respectively. The decrease in 1993 is primarily attributable to efficiencies experienced at the Company's destination locations. The Company's operating strategy includes reducing these costs through a variety of mechanisms, such as decreased reliance on direct mail marketing and increased use of existing property owner referrals and offsite sales contacts. Further efficiencies are expected to be realized as the Company continues to direct its growth opportunities to destination locations which have a higher and more consistent stream of potential customers generated by the existing attractions.

      Homes and Lots
      --------------

      In 1993, sales of homes and lots were concentrated primarily at the Company's development located at Fairfield Glade, Tennessee. Home revenues at Fairfield Glade totaled $4.4 million for 1993, which represented 93% of consolidated home revenues. Net lot sales totaled $7.4 million in 1993, $3.3
million in Combined  1992 and $4.1  million in 1991.   Net lot sales  for 1993
include $5.4 million at Fairfield Glade as compared to $1.8 million in Combined 1992 and $1.7 million in 1991. The Company anticipates that future sales of homes and lots will continue to be concentrated at Fairfield Glade.

      Cost of lots sold, as a percentage of related revenues, improved to 20.9% for 1993, as compared to 28.9% and 35% for Combined 1992 and 1991,
respectively.   These improvements are reflective of the lower acquisition and development costs at the Fairfield Glade development.

      Interest Income
      ---------------

      Interest income  totaled $17.1 million,  $20.5 million and  $23.6 million
for  1993,  Combined 1992  and  1991,  respectively.     These  decreases  are
primarily attributable to lower average balances of outstanding contracts receivable ($115.8 million for 1993, $140.1 million for Combined 1992 and $158.7 million for 1991). Interest income is expected to continue to decline in tandem with outstanding receivable balances, as a result of anticipated principal payments exceeding origination of new receivables.

      General and Administrative
      --------------------------

      General and administrative expenses totaled $9.8 million for 1993, $13.1 million for Combined 1992 and $16.4 million in 1991. This improvement has
resulted  from  management's  continued   emphasis  on  cost  reductions,  the
curtailment of certain operations and the restructuring of resort site management.

       Other
       -----

       Other revenues for the year ended December 31, 1993 include (i) cash distributions totaling $2 million related to the Company's 35% partnership interest in Harbour Ridge, Ltd., (ii) $.5 million related to the recovery by Fairfield Acceptance Corporation ("FAC") of a previously written-off note
receivable   and  (iii)  $.5  million  related  to  the  recovery  of  certain
professional fees previously  expensed.   There were no  similar revenues  for
Combined 1992 or 1991.

       Also included in other revenues and other expenses for 1993 are bulk asset sales and related cost of sales totaling $1.7 million and $1.2 million, respectively. Other revenues and other expenses for Combined 1992 include $7 million and $6.5 million, respectively, related to bulk asset sales and related cost of sales. For 1991, bulk asset sales and related cost of sales totaled $2.4 million and $2.1 million, respectively.

SALE OF FIRST FEDERAL

       On December 15, 1993, Fairfield Communities, Inc. ("Fairfield") entered into a letter of intent to sell 100% of the outstanding stock (the "Sale") of its wholly owned subsidiary, First Federal Savings and Loan Association of
Charlotte ("First Federal"), to  Security Capital Bancorp ("SCBC").   On April
6, 1994, Fairfield finalized its negotiations with SCBC and entered into a Stock Purchase Agreement.

       The Stock Purchase Agreement provides for a sales price of $40.4 million, which will be increased (subject to the limitation hereafter described) to reflect the consolidated pretax net earnings of First Federal and its subsidiaries for the period from October 1, 1993 through the closing of the Sale, or decreased by the consolidated pretax net losses of First Federal and its subsidiaries during this period, whichever is the case (the "Sales
Price").    The  increase  for  pretax  earnings  of  First  Federal  and  its subsidiaries cannot exceed approximately $1.8 million plus, if the closing of the Sale occurs after August 1, 1994, in general, the pretax earnings or losses of First Federal and its subsidiaries from August 1, 1994 through the closing, provided that the foregoing amounts may be reduced under certain circumstances for reserves taken or losses (in excess of gains) on Excluded Assets (as defined below) after September 30, 1993. Up to approximately $1.4 million of the Sales Price is to be retained by SCBC to securitize Fairfield's obligation to indemnify SCBC against three existing lawsuits/claims which have been asserted against First Federal (the "Litigation Indemnity").

     As part  of the proposed transaction,  Fairfield is to  purchase for cash
(a) at book value, net of reserves, up to approximately $22.6 million, as of December 31, 1993, of certain real estate, classified loans, joint venture interests and other assets owned by First Federal (the "Excluded Association Assets"), subject to the right of SCBC to elect for First Federal to retain all or part of such assets, and (b) lot and timeshare contracts receivable and related assets, which First Federal previously acquired from Fairfield (the "Contracts Receivable"), having a book value less certain reserves and a weighted average yield, at December 31, 1993, of approximately $53.3 million and 11.6%, respectively. The Excluded Association Assets and the Contracts Receivable are collectively referred to as the "Excluded Assets". Fairfield expects to dispose of certain of the Excluded Association Assets in one or more transactions, and otherwise to monetize the remaining Excluded Association Assets, following the closing of the Sale. Management intends to dispose of a substantial portion of the Excluded Association Assets by December 31, 1994.

     Approximately $2.9 million in net book value of the Excluded Association Assets are to be pledged to SCBC, to provide additional security with respect to both the Litigation Indemnity and the general indemnities under the Agreement. Fairfield has certain rights to substitute collateral in connection with such pledge, including the right to substitute $0.60 to $0.70 of cash for every $1.00 of net book value of Excluded Association Assets so pledged. Reserves taken by Fairfield after the closing on the Excluded Association Assets securing the Litigation Indemnity may increase the total Excluded Association Assets required as collateral.

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

     Management estimates that the Sale will result in a net gain of approximately $5.5 million after taking into account (i) writedowns related to the Excluded Assets estimated at approximately $4.0 million, based upon Fairfield's accelerated method of disposal of these assets subsequent to the consummation of the Sale, and (ii) anticipated selling expenses, including professional fees and other direct expenses, of approximately $3.3 million.

    The Sale is  subject to numerous conditions, including   the obtaining of
necessary approvals from (i) state and federal regulatory authorities, (ii) FNBB and (iii) Fairfield's stockholders. There is no assurance that the conditions to closing will be satisfied or that the various regulatory approvals will be obtained on terms satisfactory to the parties. Assuming such conditions to closing are satisfied and the approvals are obtained, the Sale is expected to close by September 30, 1994.

     Fairfield had previously classified the First Federal segment as a discontinued operation. As a result of the retention of a significant amount of assets of First Federal, the consolidated financial statements have been revised to reflect the Sale as a disposal of a portion of a segment rather than a discontinued operation. As a result of this change, the consolidated statements of operations and cash flows include the operations and cash flows of First Federal. Accordingly, the assets to be sold and liabilities to be assumed by the purchaser have been included in "Net liabilities held for sale" in the Consolidated Balance Sheet at December 31, 1993 (see Note 11 of "Notes to Consolidated Financial Statements"). Pro forma financial information as if the Sale had occurred as of January 1, 1993 is as follows:
Revenues - $91 million; earnings from continuing operations before gain of the Sale - $6.1 million; earnings per share from continuing operations before gain on the Sale (primary) - $.55; earnings per share from continuing operations before gain on Sale (fully diluted) - $.52.

    The following discussion of First Federal's historical results of operations excludes the amortization of Fresh Start Reporting adjustments and combines the operations for the six months ended December 31, 1992 with the operations for the six months ended June 30, 1992 (subsequently referred to as "Combined 1992"), in order that the twelve month periods for 1993, 1992, and 1991 may be compared (Dollars in thousands):

                                                         Combined
                                              1993         1992        1991
                                              ----         ----        ----
Interest income as reported                 $22,826      $32,174     $41,887
Interest expense as reported                 13,105       18,856      31,026
Fresh start amortization, net                   584         (761)       -
                                            -------      -------     -------
Net interest income, as adjusted            $10,305      $12,557     $10,861
                                            =======      =======     =======
Net yield on interest-earning assets           3.32%        3.59%       2.67%
Average yield on interest-earning assets       8.21%        9.58%      10.30%
Effect of change in yield on interest
 income                                     $(3,195)     $(2,739)
Average amount of interest-earning assets  $310,807     $349,265    $406,811
Effect of change in amount on interest
 income                                     $(4,731)     $(5,699)
Average rate on interest-bearing liabilities   4.87%        5.95%       7.67%
Effect of change in rate on interest
 expense                                    $(3,200)     $(5,845)
Average amount of interest-bearing
                                           $312,450     $350,878    $404,469
Effect of change in amount on interest
                                            $(2,474)     $(4,289)

    As compared to Combined 1992, average interest-earning assets decreased $38.5 million in 1993. The reduction in interest-earning assets is reflective of a $29.2 million decrease in mortgage loans receivable and a $22.1 million decrease in contracts receivable which was partially offset by a $12.6 million increase in interest-bearing deposits with other banks and investment and mortgage-backed securities. In 1993, mortgage loans have been affected by significant increases in prepayments associated with a decrease in prevailing mortgage rates and First Federal's current policy of selling most of its new originations. Due to current market rates, borrowers may continue to refinance existing loans which would result in increased levels of prepayments. Contracts receivable have decreased due to collections with no additional purchases of contracts receivable from Fairfield. Interest-bearing liabilities decreased in 1993 by $38.4 million due to decreases in certificates of deposit totaling $31.0 million and in advances from the Federal Home Loan Bank totaling $12.6 million, which were partially offset by a $5.2 million increase in noncertificate accounts.

     Interest-earning assets decreased $57.5 million in Combined 1992 as compared to 1991 which is attributable primarily to (i) a $20.0 million decrease in mortgage loans receivable (ii) a $26.2 million decrease in contracts receivable and (iii) a $10.2 million decrease in interest-bearing deposits with other banks. Interest-bearing liabilities decreased $53.6 million due to decreases in certificates of deposit totaling $37.5 million and advances from the Federal Home Loan Bank totaling $26.2 million, which were partially offset by a $10.1 million increase in noncertificate accounts.

      During 1993 and 1992, First Federal strived to manage its interest rate spread between interest- earning assets and interest-bearing liabilities. During these periods of excess liquidity and unattractive rates on its investment alternatives, First Federal lowered its rates paid on savings deposits. As a result of this decrease in rates, including those of short and
long-term   certificates  of   deposits,  the   amounts  of   interest-bearing
liabilities decreased as depositors sought higher yielding income producing products, including equity investments.

      First Federal's income from non-interest sources totaled $3 million, $1.8 million, and $2.7 million for 1993, Combined 1992 and 1991, respectively. Service charges on deposit accounts totaled $.7 million for each period. Included in income from non-interest sources for 1993, Combined 1992 and 1991 are gains totaling $.5 million, $.4 million and $.7 million, respectively, related to the sale of $48.4 million, $47 million and $18.6 million, respectively, of first mortgage loans to the Federal Home Loan Mortgage
Corporation.     Other  operating   and  administrative  expenses,  consisting
primarily of employee compensation and office and branch expenses, totaled $8.5 million, $8.3 million, and $9.6 million for 1993, Combined 1992 and 1991, respectively.

INTEREST EXPENSE

     First Federal's interest expense of $13.1 million, $18.9 million and $31 million for 1993, Combined 1992 and 1991, respectively, is considered a component of First Federal's operating profit, therefore the following comparisons relate to the interest expense of the Company, exclusive of First Federal (see Note 11 of "Notes to Consolidated Financial Statements").

     Interest expense totaled $11.8 million, $16.9 million, and $21 million for 1993, Combined 1992 and 1991, respectively. This downward trend is primarily attributable to reductions in the average outstanding balances of interest-bearing debt ($135.0 million for 1993, $151.6 million for Combined 1992 and $160.5 million for 1991), resulting primarily from asset sales and the conveyance of collateral in lieu of foreclosure. In addition, interest expense included fees totaling $.6 million and $1.4 million in Combined 1992 and 1991, respectively, related to the Predecessor Company's reorganization credit facility.

PROVISION FOR INCOME TAXES

     As  of  June  30,  1992,  the  Company  adopted  Statement  of  Financial
Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") issued by the Financial Accounting Standards Board. In accordance with SFAS 109, a deferred tax asset or liability is recognized based on the estimated future tax effects attributable to temporary differences and carryforwards.

The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for the amount of any tax benefits that, based on available evidence, are not expected to be realized. The adoption of SFAS 109 had no material impact on the Company's results of operations or financial position.

     Fresh Start Reporting requires the Company to report federal income tax expense on income before utilization of pre-confirmation net operating loss carryforwards and recognition of the benefit of pre-confirmation deductible temporary differences. Benefits realized from the utilization of pre-
confirmation net operating loss carryforwards and recognition of pre-confirmation deductible temporary differences are recorded as reductions of the valuation allowance and as direct additions to paid-in capital. For the year ended December 31, 1993, the Company recorded benefits from the utilization of pre-confirmation tax attributes totaling $3 million.

     At December 31, 1993, the Company had net operating loss carryforwards totaling $37 million which reflects the amount available to offset taxable income in future periods based on the Company's current assessment of the limitations imposed by Internal Revenue Code Section 382. Should the Company undergo an ownership change as defined in Section 382 within a specified period after confirmation of the Plans, the pre-confirmation net operating loss carryforwards would be eliminated. Available carryovers expire in the years 2005 through 2007 if not utilized.

     At December 31, 1993, the Company had a total deferred tax liability of $5.3 million. In addition, the Company had deferred tax assets totaling $33.6 million, which were offset by a valuation allowance of $33.6 million. This valuation allowance is attributable to the uncertainty of realization of pre-confirmation net operating loss carryforwards and pre-confirmation deductible temporary differences.

     Variances between the statutory tax provision of the Predecessor Company for the six months ended June 30, 1992 and the year ended December 31, 1991 relate primarily to the gain on the discharge of debt and reorganization expenses in 1992, and to income tax benefits relating to the Predecessor Company's operating losses not recorded in 1991, as there was no assurance that such benefits could be realized.

FINANCIAL CONDITION

     Total consolidated  assets of the  Company decreased $332.1  million from
December 31, 1992 to December 31, 1993. This decrease is primarily attributable to (i) the assets of First Federal to be sold ($278.9 million) included in "Net liabilities held for sale" in the Consolidated Balance Sheet at December 31, 1993 (see Note 11 of "Notes to Consolidated Financial Statements") and (ii) a $42.9 million decrease in loans receivable resulting primarily from principal payments exceeding originations of new receivables net of sales. The fluctuations in cash and financing arrangements reflect the restructuring of the Company's debt in September 1993. In addition, the increase in other assets reflects certain restricted cash accounts, including the reinvestment account, which must be maintained in accordance with the restructured debt agreements (see "Liquidity and Capital Resources").

IMPACT OF INFLATION

     Although inflation has slowed in recent years, it remains a factor the Company considers. In general, to the extent permitted by competition, the Company passes increased costs on through increased sales prices. The value of a land parcel is determined by factors such as location, zoning, topography and, perhaps most importantly, plans for its ultimate use. As some of these factors change, sometimes as a result of the Company's own actions, the value of the land may increase or decrease independently of inflationary pressures. Management believes that capitalizing interest on land during development reasonably provides for increases in land value due to inflation. Due to the

     Company's relatively high turnover rate in VOIs, building supplies and consumable goods inventories, historical costs closely approximate current
costs.   Property  and equipment  acquired in  prior  years will  generally be
replaced at  higher  costs.    These  new assets  will  result  in  additional
depreciation  charges,  but,   in  many  cases,   there  are  also   operating
efficiencies. The Company considers these matters in pricing its products and services.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents of the Company decreased $56.4 million in 1993 which included (i) $25.2 million related to the Leisure Products Segment, (ii) $21.9 million at First Federal, and (iii) $14.2 million related to cash included in net liabilities held for sale at December 31, 1993. These decreases were offset by increases in cash totaling $4.9 million related to corporate activities.

     Leisure Products
     ----------------

     During 1993, the Leisure Products Segment generated $76.8 million of cash from principal collections on loans receivable (including $20.6 million related to contracts receivable held by First Federal) which was partially offset by $36.2 million of loan originations. Using available cash and proceeds from the restructuring of the Company's debt as described below, the outstanding balances of financing arrangements were reduced by $35 million and restricted cash accounts totaling $9.3 million were established relating to Fairfield Funding Corporation's private placement as described below. In addition, the Leisure Products Segment's cash decreased due to decreases in other liabilities of $9.1 million, which was partially offset by decreases in real estate inventories of $2.5 million.

     On September 28, 1993, Fairfield and certain of its subsidiaries entered into the Amended and Restated Revolving Credit Agreement (the "FCI Agreement") with FNBB. The FCI Agreement provides for revolving loans of up to $25 million (including up to $7 million for letters of credit), bearing interest at FNBB's base rate plus 1.5%. The FCI Agreement also provides for an annual facility fee of 1% of the total commitment. The revolving loans mature on September 28, 1996, if not extended in accordance with the terms of the agreement. The FCI Agreement is collateralized by substantially all of the borrowers' loans receivable and real estate inventories with Fairfield Acceptance Corporation ("FAC") being a guarantor pursuant to the FCI Agreement. At December 31, 1993, Fairfield had outstanding borrowings under the FCI Agreement totaling $7.9 million, additional borrowing availability of
10.9 million, and outstanding letters of credit totaling $2.6 million.

     On September 28, 1993, FAC entered into the Third Amended and Restated Revolving Credit Agreement (the "FAC Agreement") with FNBB. The FAC Agreement provides for revolving loans of up to $35 million (including up to $1 million for letters of credit), bearing interest at FNBB's base rate plus .75%. The FAC Agreement also provides for an annual facility fee of 1% of the total commitment amount. The revolving loans mature on September 28, 1996, if not extended in accordance with the terms of the agreement. The FAC Agreement is collateralized by certain loans receivable with Fairfield being a guarantor pursuant to the FAC Agreement. At December 31, 1993, FAC had outstanding borrowings under the FAC Agreement totaling $4.3 million and additional borrowing availability of $.1 million.

     On September 30, 1993, Fairfield Funding Corporation ("FFC"), a wholly owned subsidiary of FAC, completed a private placement of $82.7 million of 7.6% Notes (the "FFC Notes") with seven institutional investors. The FFC Notes were secured by and payable from a pool of $99.6 million of contracts receivable purchased from FAC pursuant to the Receivables Purchase Agreement (the "Agreement") among Fairfield as originator, FAC, as seller and FFC, as purchaser. Net proceeds were applied to reduce existing indebtedness, which included repayment of $54.3 million under FAC's previous revolving credit agreement and $12.8 million, including interest, of FAC's subordinated debt.

     The Agreement  provides  for the  principal  amounts collected  from  the contracts receivable pool to be reinvested into additional contracts receivable limited monthly to (i) the availability of eligible contracts as defined in the Agreement and (ii) the amounts accumulated in the reinvestment account. The excess of funds held in the reinvestment account over $6 million is to be used to redeem the FFC Notes. At December 31, 1993, the excess amount in the reinvestment account of $1.1 million is reflected as a reduction in the outstanding principal balance of the FFC Notes. The reinvestment period expires March 31, 1995.

     The Company expects to finance its future cash needs from (i) proceeds from asset sales, (ii) operating cash flows, (iii) contract payments generated from its contracts receivable portfolio, (iv) borrowings under the revolving credit facilities and in the short-term, the securitization of additional eligible contracts receivable during the reinvestment period provided by the FFC Notes, as described above, and (v) other financings that it may obtain in the future.

     First Federal
     -------------

     Cash flows from First Federal are currently restricted as to use by First Federal and are generally not available to fund any of the Company's other operations. In 1993, principal collections from the contracts receivable included in assets of continuing operations totaled $20.6 million. Once these assets are acquired by Fairfield, the related cash flow will be that of the Company. The following cash flow data reflects the total cash flow from First Federal's operations.

      Cash  from  operations  of First  Federal  totaled  $9.4  million.   Cash
provided by First Federal's investing activities totaled $2.8 million, resulting primarily from $48.9 million in proceeds from the sale of loans to third parties which was partially offset by loan originations exceeding loan
collections  by $20 million.   These transactions  were further  offset by net
increases in investment and  mortgage-backed securities of $26 million.   Cash
used in First Federal's financing activities totaled $34.1 million, resulting primarily from net repayments of advances from the Federal Home Loan Bank of $14 million and a $20.1 million net decrease in savings deposits. Except for previously approved agreements, First Federal may not enter into transactions with or make cash distributions to Fairfield without prior written approval of
the Office  of Thrift Supervision.   In accordance  with the terms of  its Tax
Sharing Agreement, First Federal made payments to Fairfield totaling $.5 million for the year ended December 31, 1993.

      Discontinued Operations
      -----------------------

      In March 1994, Fairfield sold the stock of its wholly owned subsidiaries,
Fairfield   Green   Valley,  Inc.   and   Fairfield   Sunrise  Village,   Inc.
(collectively, the "Arizona Subsidiaries") at its approximate book value. The Arizona Subsidiaries, with assets totaling $25 million at December 31, 1993,
conducted  Fairfield's  Arizona home  building  business.   The  consideration
received by Fairfield included (i) release of a lien on and transfer to Fairfield of 2,235,294 shares of Fairfield's Common Stock (no book value) owned by the Arizona Subsidiaries and pledged to their primary lender, a subsidiary of Bank of America Arizona (the "Bank"), (ii) release of a mortgage in favor of the Bank on a tract of unimproved property owned by Fairfield, and
(iii) release from any further liability to the Bank. At December 31, 1993, the Arizona Subsidiaries had loans of $19.9 million outstanding under their revolving credit agreement with the Bank, bearing interest at rates ranging
from  8% to  8.5%.    These  loans,  which were  included  in  net  assets  of
discontinued operations at December 31, 1993, were paid off in conjunction with the sale of the Arizona Subsidiaries.

                  REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS


Stockholders and Board of Directors
Fairfield Communities, Inc.


We have audited the accompanying consolidated balance sheets of Fairfield Communities, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1993, six months ended December 31, 1992, six months ended June 30, 1992 and year ended December 31, 1991. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company had previously classified its subsidiary, First Federal Savings and Loan of Charlotte ("First Federal"), as a discontinued operation. As a result of the retention of a significant amount of assets of First Federal, the consolidated financial statements have been revised to reflect the sale of First Federal as the sale of a portion of a segment of a business.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fairfield Communities, Inc. and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for the year ended December 31, 1993, six months ended December 31, 1992, six months ended June 30, 1992 and year ended December 31, 1991, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                    ERNST & YOUNG


Little Rock, Arkansas
July 29, 1994
                                     F-11


                     FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                       (Dollars in thousands, except par value)



                                                        December 31,
                                                       1993     1992
                                                       ----     ----
ASSETS
Cash and cash equivalents                           $  4,475  $ 60,921
Loans receivable, net                                165,575   378,037
Real estate inventories                               34,607    51,504
Investment and mortgage-backed securities               -       51,756
Property and equipment, net                            7,527    11,999
Net assets of discontinued operations                  8,471     2,288
Other assets                                          33,928    30,195
                                                    --------  --------
                                                    $254,583  $586,700
                                                    ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Financing arrangements                            $127,351  $180,812
  Savings deposits                                      -      298,640
  Deferred revenue                                    20,599    20,052
  Net liabilities held for sale                       23,293      -
  Other liabilities                                   36,192    50,234
                                                    --------  --------
                                                     207,435   549,738
                                                    --------  --------
Stockholders' Equity:
  Common stock, $.01 par value,
   25,000,000 shares authorized, 9,565,035
   shares issued and outstanding in 1993
    and 1,424,830 in 1992                                120        120
  Paid-in capital                                     38,609     35,593
  Retained earnings                                    8,419      1,249
                                                    --------   --------
                                                      47,148     36,962
                                                    --------   --------
                                                    $254,583   $586,700
                                                    ========   ========

   See notes to consolidated financial statements.

               FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in thousands, except per share amounts)

                                                       |Predecessor Company
                                           Six Months  |Six Months
                               Year Ended    Ended     | Ended     Year Ended
                              December 31, December 31,|June 30,  December 31,
                                  1993       1992      |  1992        1991
                                  ----       ----      |  ----        ----
                                                       |
REVENUES                                               |
 Vacation ownership, net       $ 34,332    $15,255     |$ 13,558   $ 34,098
 Homes and lots, net             12,073      5,010     |   4,513     14,226
 Property management             10,876      5,145     |   4,756      8,056
 Interest                        39,894     23,927     |  28,728     65,502
 Other                           12,553      4,598     |   8,106     10,395
                               --------    -------     |--------    -------
                                109,728     53,935     |  59,661    132,277
                               --------    -------     |--------    -------
EXPENSES                                               |
 Vacation ownership               9,942      3,705     |   3,485     9,170
 Homes and lots                   5,212      3,283     |   2,908    10,811
 Provision for loan losses        3,586      1,631     |   1,170     9,401
 Selling                         21,850      9,612     |   8,425    21,373
 Property management             11,057      4,893     |   4,710     8,655
 General and administrative      18,267     10,436     |  11,026    24,990
 Interest                        24,927     15,423     |  20,357    52,047
 Other                            4,560      3,045     |   6,700     8,623
                               --------    -------     | -------   --------
                                 99,401     52,028     |  58,781   145,070
                               --------    -------     | -------  ---------
Earnings (loss) from continuing operations             |
 before reorganization expenses  10,327      1,907     |     880   (12,793)
Reorganization expenses             -          -       | (14,010)  (19,884)
                               --------    --------    |--------  --------
Earnings (loss) from continuing                        |
 operations before provision                           |
 for income taxes                10,327      1,907     |  (13,130) (32,677)
Provision for income taxes        3,157        658     |      154      103
                               --------    -------     |---------  -------
Earnings (loss) from                                   |
 continuing operations         $  7,170    $ 1,249     |  (13,284) (32,780)
Loss from discontinued operations   -          -       |   (6,538)  (2,494)
Extraordinary gain -                                   |
 discharge of debt                  -          -       |  125,895      -
                               --------    --------    | ---------  -------
Net earnings (loss)            $  7,170    $ 1,249     | $106,073  $(35,274)
                               ========    ========    | ========  ========
                                                       |
EARNINGS PER SHARE                                     |
 Primary:                                              |
   Earnings from                                       |
    continuing operations          $.65       $.11     |     *         *
                                   ====       ====     |
   Net earnings                    $.65       $.11     |     *         *
                                   ====       ====     |
 Fully diluted:                                        |
   Earnings from                                       |
    continuing operations          $.61       $.11     |     *         *
                                   ====       ====     |
   Net earnings                    $.61       $.11     |     *         *
                                   ====       ====

*Per share amounts are neither comparable nor meaningful due to reorganization.
 See notes to consolidated financial statements.

                       FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (Dollars in thousands)


                                                     Retained
                                 Common   Paid-In    Earnings
                                 Stock    Capital    (Deficit)      Total
                                 -----    -------    --------       -----
Balance, December 31, 1990      $ 1,090  $ 66,482   $ (70,799)    $ (3,227)
   Net loss                         -        -        (35,274)     (35,274)
   Other                             (1)      180        -             179
                                -------  --------   ---------     --------
Balance, December 31, 1991        1,089    66,662    (106,073)     (38,322)
   Net earnings                     -        -        106,073      106,073
 Cancellation of Predecessor
  Fairfield Common Stock         (1,088)  (66,753)       -         (67,841)
 Issuance of Fairfield
  Common Stock                      120    24,521        -          24,641
 Fresh start valuation
  adjustment                        -      10,798        -          10,798
 Other                               (1)       91        -              90
                                 ------   -------     --------     -------
Balance, June 30, 1992              120    35,319        -          35,439
  Net earnings                      -        -          1,249        1,249
  Utilization of pre-confirmation
   income tax attributes            -         274         -            274
                                 ------   -------     --------      ------
Balance, December 31, 1992          120    35,593       1,249       36,962
  Net earnings                      -        -          7,170        7,170
  Utilization of pre-confirmation
   income tax attributes            -       3,016         -          3,016
                                 ------   -------     --------      -------
Balance, December 31, 1993      $   120   $38,609     $  8,419     $ 47,148
                                =======   =======     ========     ========



  See notes to consolidated financial statements.

                       FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Dollars in thousands)

                                                        | Predecessor Company
                                                        |--------------------
                                            Six Months  |Six Months
                                Year Ended    Ended     |  Ended   Year Ended
                               December 31, December 31,|June 30, December 31,
                                   1993       1992      |  1992       1991
                                   ----       ----      |  ----       ----
                                                        |
OPERATING ACTIVITIES:                                   |
 Earnings (loss) from continuing                        |
  operations                    $  7,170     $ 1,249    |$(13,284)  $(32,780)
 Adjustments to reconcile net earnings                  |
  (loss) to net cash provided by                        |
   continuing operations:                               |
 Depreciation                      1,453       1,049    |   1,028      2,881
 Amortization of premiums and                           |
  valuation discounts                484      (1,128)   |     430      1,186
 Provision for loan losses         3,586       1,631    |   1,170      9,401
(Earnings) loss from                                    |
  unconsolidated affiliates       (1,996)         17    |     (44)      (318)
Changes in operating assets                             |
 and liabilities, net:                                  |
  Restricted cash accounts        (9,278)        742    |     123        346
  Other                           (1,416)      4,354    |  22,788     31,729
                                --------      ------    | -------    -------
Net cash provided by                                    |
 operating activities                  3       7,914    |  12,211     12,445
                                --------      ------    | -------    -------
INVESTING ACTIVITIES:                                   |
 Net purchases of property                              |
  and equipment                   (1,095)        (88)   |    (884)    (1,405)
 Principal collections on loans  131,543      68,318    |  62,215     95,551
 Loans originated or acquired   (131,598)    (59,522)   | (49,156)   (88,890)
 Proceeds from sales of loans                           |
  and mortgage-backed securities                        |
  to third parties                48,922      27,664    |  19,723     29,738
 Purchases of investment and                            |
  mortgage-backed securities     (59,655)     (4,842)   |  (9,497)   (13,218)
 Payments from maturing investment                      |
  and mortgage-backed securities  33,637      12,525    |  11,585      8,598
 Net cash received from                                 |
  unconsolidated affiliates        2,572       1,838    |   1,210      3,575
 Cash transferred to net                                |
  liabilities held for sale      (14,205)        -      |     -          -
 Net investment activities of                           |
  discontinued operations          2,540        (823)   |  (2,283)    (8,998)
                                --------      ------    | -------    -------
 Net cash provided by                                   |
  investing activities            12,661      45,070    |  32,913     24,951
                                --------     -------      -------    -------

                      FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                               (Dollars in thousands)

                                                       |Predecessor Company
                                                       |--------------------
                                            Six Months |Six Months
                                Year Ended    Ended    |  Ended    Year Ended
                               December 31,December 31,| June 30, December 31,
                                   1993       1992     |   1992        1991
                                   ----       ----     |   ----        ----
                                                       |
FINANCING ACTIVITIES:                                  |
  Proceeds from financing                              |
   arrangements                  138,297     21,664    |  69,185     184,062
  Repayments of financing                              |
   arrangements                 (187,331)   (42,062)   |(105,439)   (207,160)
  Net increase (decrease)                              |
   in demand, savings and                              |
   money market accounts           5,252      2,015    |   5,989      (1,884)
  Proceeds from sales of                               |
   certificates of deposit        15,481      10,857   |  17,221      46,701
  Payments for maturing                                |
    certificates of deposit      (40,809)    (28,123)  | (34,773)    (57,174)
                                --------    --------   |--------    --------
  Net cash used in financing                           |
   activities                    (69,110)    (35,649)  | (47,817)    (35,455)
                                --------    --------   |--------    --------
  Net increase (decrease) in cash                      |
    and cash equivalents         (56,446)     17,335   |  (2,693)      1,941
  Cash and cash equivalents,                           |
   beginning of period            60,921      43,586   |  46,279      44,338
                                --------    --------   |--------     -------
  Cash and cash equivalents,                           |
   end of period                $  4,475    $ 60,921   |$ 43,586    $ 46,279
                                ========    ========    ========    ========

      See notes to consolidated financial statements.

                      FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements
                                    December 31, 1993



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ------   ------------------------------------------
GENERAL

Principles of Consolidation
- ---------------------------

     The consolidated financial statements include the accounts of Fairfield Communities, Inc. and its subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 1993 presentation.

Fresh Start Reporting
- ---------------------

      In   1990,  Fairfield   Communities,   Inc.   and  twelve   wholly  owned
subsidiaries filed  voluntary petitions for reorganization under Chapter 11 of
the United States Bankruptcy Code.   On August 14, 1992, the  Bankruptcy Court
confirmed the Seventh Amended and Restated Joint Plans of Reorganization and the Second Amended and Restated Joint Plans of Reorganization (collectively, the "Plans").

       Unless the context requires otherwise, "Fairfield" means Fairfield Communities, Inc., and is successor and survivor of the mergers pursuant to the Plans, "Company" means Fairfield Communities, Inc. and its subsidiaries, "Predecessor Fairfield" means Fairfield prior to the reorganization and "Predecessor Company" means Fairfield and its subsidiaries prior to the reorganization.

       The Company has implemented, as of June 30, 1992, the recommended accounting for entities emerging from reorganization set forth in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") issued by the American Institute of Certified
Public Accountants  ("Fresh Start  Reporting").   Accordingly,  the  Company's
assets and liabilities were adjusted to reflect their estimated fair values and the accumulated retained deficit was eliminated. Accordingly, since July 1, 1992, the Company's financial statements have been prepared as if it were a new reporting entity and a black line separates this financial information from that of the Predecessor Company since it has not been prepared on a comparable basis.

Cash and Cash Equivalents
- -------------------------

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property and Equipment
- ----------------------

       Property and equipment are recorded at cost and depreciated primarily by the straight-line method based on the estimated useful lives of the assets, ranging from 10 years to 30 years for buildings and from 2 to 6 years for machinery, fixtures and equipment. Additions and improvements are capitalized while maintenance and repairs are expensed as incurred. Asset and accumulated depreciation accounts are relieved for dispositions with resulting gains or losses reflected in operations. Depreciation of assets used directly in the development of projects is capitalized as part of the development costs.

Earnings Per Share
- ------------------

       Primary earnings per share for the periods subsequent to June 30, 1992 are computed based on the estimated weighted average number of common shares and common equivalent shares deemed to be outstanding during the period. Such shares include those shares issued to the unsecured creditors as authorized by the Plans plus the additional shares to be issued based on an estimate of the remaining unsecured allowed claims (see Note 9). This number of shares has been reduced by the shares held by wholly owned subsidiaries of Fairfield.

       The computation of fully diluted earnings per share further includes (i) the effect, in 1993, of common shares issuable upon the exercise of warrants using the treasury stock method and (ii) 588,235 shares which have been reserved, but not issued, for the benefit of the holders of the Senior Subordinated Secured Notes (the "FCI Notes"). The weighted average number of common shares and common equivalent shares outstanding for the calculation of primary earnings per share was 11,037,765 in 1993 and 11,134,117 for the six months ended December 31, 1992. The weighted average number of shares used to compute earnings per share, assuming full dilution, was 11,692,667 in 1993 and 11,722,352 for the six months ended December 31, 1992.

       Information for the periods through June 30, 1992 relates to periods prior to confirmation of the Plans when the Predecessor Company had a
different  capital  structure  than  that of  the  Company.    Per  share data
pertaining to the pre-confirmation periods is, therefore, neither comparable nor meaningful and is not disclosed herein.

Income Taxes
- ------------

       Income  taxes  have  been  provided  in  accordance  with   Statement  of
Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") since July 1, 1992. Under SFAS 109, deferred tax assets or liabilities are determined based on the estimated future tax effects attributable to
temporary  differences and  carryforwards.   The measurement  of  deferred tax
assets is reduced, if necessary, by a valuation allowance for the amount of any tax benefits that, based on available evidence, are not expected to be
realized.   Prior to July 1, 1992,  the Company accounted for  income taxes in accordance with Accounting Principles Board Opinion No. 11.

       Fresh Start Reporting requires the Company to report federal income tax expense on income before utilization of pre-confirmation net operating loss carryforwards and recognition of the benefit of pre-confirmation deductible temporary differences. Benefits realized from utilization of pre-confirmation
net   operating  loss   carryforwards  and  recognition   of  pre-confirmation
deductible temporary differences are recorded as reductions of the valuation allowance and as direct additions to paid-in capital.

LEISURE PRODUCTS

Revenue and Profit Recognition
- ------------------------------

       Vacation Ownership/Lots
       -----------------------
       Vacation ownership is a concept whereby either fixed week intervals or undivided fee simple interests are sold in fully-furnished vacation homes.
Generally, vacation ownership intervals ("VOIs") and lots are sold under contracts for deed which provide for a down payment and monthly installments,
including interest,  for periods up to  seven years.   Both vacation ownership
and  lot sales  are  included in  revenues  when a  10%  minimum down  payment
(including  interest) has  been  received.    Revenue  is  recognized  on  the
percentage of completion basis and, if appropriate, a valuation discount yielding a market interest rate is applied to the contract receivable balance. Under the percentage of completion method, the portion of revenue applicable to cost incurred, as compared to total estimated construction costs and
selling expenses, is  recognized in the period of sale.   Remaining revenue is
deferred and recognized as remaining costs are incurred.

       Homes/Property Sales
       --------------------

       Homes  sales are included in revenues when the  shelter unit is complete,
ready for occupancy  and title is  transferred to  the buyer.   Sales of  bulk
acreage are recognized when title has passed to the buyer, the Company's continuing involvement in the property is limited, if not eliminated, and sufficient nonrefundable funds have been received to reasonably assure the continuing commitment of the buyer.

Allowance for Loan Losses
- -------------------------

       The Company provides for losses on contracts receivable arising from vacation ownership and lot sales by a charge against earnings at the time of sale at a rate based upon historical cancellation experience. When a contract is cancelled in a year subsequent to the year in which the underlying sale was recorded, the outstanding balance, less recoverable costs, is charged to the
allowance for loan losses.   When a contract is cancelled in  the same year as
the  related sale,  all  entries  applicable  to the  sale  are  reversed  and
nonrecoverable  selling  expenses are  charged to  operations.   For financial
statement purposes, contracts receivable are considered delinquent and fully reserved if a payment remains unpaid under the following conditions:

                    Percent of Contract              Delinquency
                         Price Paid                     Period
                    -------------------              -----------
                    Less than 25%                      90 days
                    25% but less than 50%             120 days
                    50% and over                      150 days

Deposits and Deferred Selling Costs
- -----------------------------------

       Until  a  contract  for  sale  qualifies  for  revenue  recognition,  all
payments  received are  accounted  for as  deposits.   Commissions  and  other
selling costs, directly attributable to the  sale, are deferred until the sale
is  recorded.   If  a  contract  is cancelled  before  qualifying  as a  sale, nonrecoverable selling expenses are charged to expense and deposits forfeited are credited to income.

Real Estate Inventories
- -----------------------

       Real estate inventories are valued at  the lower of cost or estimated net
realizable  value.    Cost  includes  land,  land  improvements,   capitalized
interest, and a portion of the costs of amenities constructed for the use and benefit of property owners.

       Land and improvement costs are allocated for the purpose of accumulating costs to match with related sales revenues. The Company allocates acquisition and carrying costs to these areas on the acreage or the value basis, as
appropriate.    Improvement  costs  in  each  project  are  allocated  to  the appropriate areas on a specific identification basis. Certain amenity costs are allocated on an acreage or benefit basis, as appropriate.

       Unexpended costs for committed improvements to areas from which lots have been sold are calculated using the Company's projections of quantities, timing and cost of work to be completed, including an inflation factor. The projections are reviewed and refined annually based on work completed and current plans for development. The effect of these revised cost estimates is recognized prospectively.

FIRST FEDERAL

Revenue Recognition
- -------------------

      Interest on loans is accrued and credited to operations based upon the principal amount outstanding. First Federal provides an allowance for loss of uncollected interest when a loan becomes 90 days past due as to principal or interest or when, in management's opinion, there is doubt as to the
collectibility  of  the  interest.   Such  interest  ultimately  collected  is
credited to income in the period of recovery.

       Loan origination and commitment fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment of the
related loan's yield.   First  Federal is generally  amortizing these  amounts
over the contractual life of the related loans using the interest method. Commitment fees based on a percentage of a customer's unused line of credit and fees related to stand-by letters of credit are recognized over the commitment period.

Allowance for Loan Losses
- -------------------------

       The allowance for loan losses is maintained at a level considered adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of individual loans, past loan loss experience, current economic
conditions  and other  relevant  factors.    The  allowance  is  increased  by
provisions for loan losses charged against income.

Real Estate Owned
- -----------------

       Real estate owned includes property acquired for development or sale, acquired in settlement of loans or through in-substance foreclosures. Real estate is generally considered foreclosed in-substance when: (1) the debtor has little or no equity in the real estate as compared to the current fair market value of the property, (2) proceeds for repayment of the loan can be expected to come only from the operation or sale of the real estate, and (3) the debtor has either: (a) formally or effectively abandoned control of the real estate to the Company or (b) retained control of the real estate but, because of the current financial condition of the debtor or the economic prospects for the debtor and/or the real estate in the foreseeable future, it is doubtful that the debtor will be able to rebuild equity in the real estate or otherwise repay the loan in the foreseeable future. Real estate acquired for development or sale or in settlement of loans and properties classified as in-substance foreclosures are recorded at the lower of cost or estimated fair value at the date of acquisition. Loan losses arising from the acquisition of such property are charged against the allowance for loan losses.

     Other investments in real estate, as well as real estate previously acquired in settlement of loans, are stated at the lower of cost or estimated fair value. These investments are reviewed regularly and valuation allowances are established when recorded values exceed estimated fair values. Interest charges during the period of construction or development, if applicable, are capitalized. After construction or development is complete, interest charges are expensed as a period cost.

Investment and Mortgage-backed Securities
- -----------------------------------------

      Investment and mortgage-backed securities are stated at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Gains or losses on the sale of these securities are recognized on the specific identification basis at the time of sale. Management has the intent and First Federal has the ability to hold these securities to maturity.

NOTE 2 - SALE OF FIRST FEDERAL
- ------   ---------------------

       On December 15, 1993, Fairfield entered into a letter of intent to sell 100% of the outstanding stock (the "Sale") of First Federal, to Security
Capital   Bancorp  ("SCBC").    On  April  6,  1994,  Fairfield  finalized  its
negotiations with SCBC and entered into a Stock Purchase Agreement.

       The Stock Purchase Agreement provides for a sales price of $40.4 million, which will be increased (subject to the limitation hereafter described) to reflect the consolidated pretax net earnings of First Federal and its subsidiaries for the period from October 1, 1993 through the closing of the Sale, or decreased by the consolidated pretax net losses of First Federal and its subsidiaries during this period, whichever is the case (the
"Sales Price").   The increase for  pretax earnings of  First Federal and  its subsidiaries cannot exceed approximately $1.8 million plus, if the closing of the Sale occurs after August 1, 1994, in general, the pretax earnings or losses of First Federal and its subsidiaries from August 1, 1994 through the closing, provided that the foregoing amounts may be reduced under certain circumstances for reserves taken or losses (in excess of gains) on Excluded Assets (as defined below) after September 30, 1993. Up to approximately $1.4 million of the Sales Price is to be retained by SCBC to securitize Fairfield's obligation to indemnify SCBC against three existing lawsuits/claims which have been asserted against First Federal (the "Litigation Indemnity").

      As  part of the proposed  transaction, Fairfield is  to purchase for cash
(a) at book value, net of reserves, up to approximately $22.6 million, as of December 31, 1993, of certain real estate, classified loans, joint venture interests and other assets owned by First Federal (the "Excluded Association Assets"), subject to the right of SCBC to elect for First Federal to retain all or part of such assets, and (b) lot and timeshare contracts receivable and related assets, which First Federal previously acquired from Fairfield (the "Contracts Receivable"), having a book value less certain reserves and a weighted average yield, at December 31, 1993, of approximately $53.3 million and 11.6%, respectively. The Excluded Association Assets and the Contracts
Receivable are collectively referred  to as the "Excluded Assets".   Fairfield
expects to dispose  of certain of  the Excluded Association  Assets in one  or
more  transactions,  and   otherwise  to  monetize   the  remaining   Excluded
Association Assets, following the closing of the Sale. Management intends to dispose of a substantial portion of the Excluded Association Assets by December 31, 1994.

      Approximately $2.9 million in net book value of the Excluded Association Assets are to be pledged to SCBC, to provide additional security with respect to both the Litigation Indemnity and the general indemnities under the Agreement. Fairfield has certain rights to substitute collateral in connection with such pledge, including the right to substitute $0.60 to $0.70 of cash for every $1.00 of net book value of Excluded Association Assets so pledged. Reserves taken by Fairfield after the closing on the Excluded Association Assets securing the Litigation Indemnity may increase the total Excluded Association Assets required as collateral.

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

      Management estimates that the Sale will result in a net gain of approximately $5.5 million after taking into account (i) writedowns related to the Excluded Assets estimated at approximately $4.0 million, based upon Fairfield's accelerated method of disposal of these assets subsequent to the consummation of the Sale, and (ii) anticipated selling expenses, including professional fees and other direct expenses, of approximately $3.3 million.

      The Sale is subject to numerous conditions, including the obtaining of necessary approvals from (i) state and federal regulatory authorities, (ii) FNBB and (iii) Fairfield's stockholders. There is no assurance that the conditions to closing will be satisfied or that the various regulatory approvals will be obtained on terms satisfactory to the parties. Assuming such conditions to closing are satisfied and the approvals are obtained, the Sale is expected to close by September 30, 1994.

      Fairfield  had previously  classified  the  First Federal  segment  as  a
discontinued operation.   As a result of the retention of a significant amount
of assets of First Federal, the consolidated financial statements have been revised to reflect the Sale as a disposal of a portion of a segment rather
than a discontinued operation.   As a result of this change,  the consolidated
statements of operations and cash flows include the operations and cash flows of First Federal. Accordingly, the assets to be sold and liabilities to be assumed by the purchaser have been included in "Net liabilities held for sale" in the Consolidated Balance Sheet at December 31, 1993 (see Note 11).

NOTE 3 - LOANS RECEIVABLE
- ------   ----------------

        Loans receivable consisted of the following (In thousands):

                                                   December 31,
                                               1993            1992
                                               ----            -----
   Contracts                                 $159,874        $199,784
   Mortgages                                   17,366          22,779
                                             --------        --------
                                              177,240         222,563
   Less: Allowance for loan losses            (10,992)        (13,284)
         Unamortized valuation discount          (673)           (775)
                                             --------        --------
                                              165,575         208,504
    First Federal, net (Note 11)                 -            169,533
                                             --------        --------
                                             $165,575        $378,037
                                             ========        ========

     The weighted average stated interest rates on the Company's contracts receivable were 12.3% and 12.2% at December 31, 1993 and 1992, respectively, with interest rates on these receivables ranging generally from 7.75% to 15%. Contractual maturities of these receivables within the next five years are as follows: 1994 - $36.7 million; 1995 - $35.4 million; 1996 - $32.3 million;
1997 - $25.1 million and 1998 - $17.1 million. The Company's contracts receivable were 98.2% and 96.9% current on a 30-day basis as of December 31, 1993 and 1992, respectively.

      Contracts receivable at December 31, 1993 and 1992 includes $52.5 million and $72.9 million, respectively, of contracts receivable owned by First Federal which are to be purchased by the Company (see Note 2).

NOTE 4 - VACATION OWNERSHIP SALES
- ------   ------------------------

       Vacation ownership sales are summarized as follows (In thousands):

                                          Six Months  |Six Months
                              Year Ended     Ended    |  Ended    Year Ended
                             December 31, December 31,|June 30,  December 31,
                                 1993        1992     |   1992      1991
                                 ----        ----     |   ----      ----
                                                      |
Vacation ownership sales       $35,265     $15,107    |  $11,616    $36,061
 Less:   Deferred revenue                             |
         on current year                              |
         sales, net             (2,101)        (22)   |   (1,146)    (3,258)
 Add:   Deferred revenue on                           |
        prior year sales         1,168         170    |    3,088      1,295
                               -------     -------    |  -------     ------
                               $34,332     $15,255    |  $13,558    $34,098
                               =======     =======    |  =======    =======

NOTE 5 - REAL ESTATE INVENTORIES
- ------   -----------------------

       Real estate inventories are summarized as follows (In thousands):

                                                         December 31,
                                                   1993               1992
                                                   ----               ----
        Land:
          Under development                      $ 9,490            $ 4,959
          Undeveloped                             14,771             15,273
                                                 -------            -------
                                                  24,261             20,232
                                                 -------            -------
        Residential housing:
          Vacation ownership                       8,759              9,245
          Homes                                    1,587              1,181
                                                 -------            -------
                                                  10,346             10,426
        First Federal (Note 11)                      -               20,846
                                                 -------            -------
                                                 $34,607            $51,504
                                                 =======            =======

NOTE 6 - FINANCING ARRANGEMENTS
- ------   ----------------------

       Financing arrangements are summarized as follows (In thousands):

                                                      December 31,
                                                    1993       1992
                                                    ----       ----
    Revolving credit agreements                   $ 12,223   $104,101
    Notes payable                                  100,358     30,408
    Senior Subordinated Secured Notes               14,770       -   (1)
    Advances from Federal Home Loan
     Bank, net (Note 11)                               -       35,127
    Subordinated debt                                  -       11,176
                                                  --------   --------
                                                  $127,351   $180,812
                                                  ========   ========

- ------------------------
 (1) Included in "Net assets of discontinued operations" in 1992 (see Note 12).

      Revolving Credit Agreements
      ---------------------------

      On September 28, 1993, Fairfield and certain of its subsidiaries entered into the Amended and Restated Revolving Credit Agreement (the "FCI Agreement")
with  FNBB.   The  FCI Agreement  provides for  revolving loans  of up  to $25 million (including up to $7  million for letters of credit),  bearing interest
at FNBB's base rate plus 1.5%.   The FCI Agreement also provides for an annual
facility fee  of 1% of  the total commitment.   The revolving loans  mature on
September 28, 1996, if not extended in accordance with the terms of the agreement. The FCI Agreement is collateralized by substantially all of the borrowers' loans receivable and real estate inventories with Fairfield
Acceptance   Corporation  ("FAC")  being  a  guarantor  pursuant  to  the  FCI
Agreement. At December 31, 1993, Fairfield had outstanding borrowings under the FCI Agreement totaling $7.9 million, additional borrowing availability of $10.9 million, and outstanding letters of credit totaling $2.6 million.

      On September 28, 1993, FAC entered into the Third Amended and Restated Revolving Credit Agreement (the "FAC Agreement") with FNBB. The FAC Agreement provides for revolving loans of up to $35 million (including up to $1 million
for letters of credit), bearing interest  at FNBB's base rate plus .75%.   The
FAC Agreement also provides for an annual facility fee of 1% of the total commitment amount. The revolving loans mature on September 28, 1996, if not extended in accordance with the terms of the agreement. The FAC Agreement is collateralized by certain loans receivable with Fairfield being a guarantor
pursuant  to the  FAC Agreement.   At December  31, 1993,  FAC had outstanding
borrowings under the FAC Agreement totaling $4.3 million and additional borrowing availability of $.1 million.

      Information related to revolving credit agreements is summarized as follows (Dollars in thousands):

                                         Six Months  |Six Months
                             Year Ended     Ended    |  Ended   Year Ended
                             December 31,December 31,| June 30, December 31,
                                 1993      1992      |   1992        1991
                                 ----      ----      |   ----        ----
                                                     |
 Weighted average amount                             |
  outstanding for the period   $74,325   $107,414    | $107,155   $107,118
 Weighted average interest                           |
   rate at end of period           7.2%       8.6%   |      8.3%       8.3%
 Weighted average interest                           |
  rate for the period (1)          8.2%       8.8%   |      8.6%       9.9%

- ------------------------
(1)    Annualized for the six months ended December 31, 1992 and June 30, 1992.

Notes Payable
- -------------
       Notes payable are summarized as follows (Dollars in thousands):

                                     Average
                                    Interest               December 31,
         Collateral                    Rate               1993     1992
         ----------                    ----               ----     ----
  Real estate inventories              9.9%            $ 13,431  $14,352
  Mortgages receivable                 9.3%               5,368   14,818
  Contracts receivable                 7.6%              81,559    1,238
                                                        -------  -------
                                                       $100,358  $30,408
                                                       ========  =======

     On September 30, 1993, Fairfield Funding Corporation ("FFC"), a wholly owned subsidiary of FAC, completed a private placement of $82.7 million of 7.6% Notes (the "FFC Notes") with seven institutional investors. The FFC Notes were secured by and payable from a pool of $99.6 million of contracts receivable purchased from FAC pursuant to the Receivables Purchase Agreement among Fairfield as originator, FAC, as seller and FFC, as purchaser. Net proceeds were applied to reduce existing indebtedness, which included repayment of $54.3 million under FAC's previous revolving credit agreement and $12.8 million, including interest, of FAC's 16% subordinated debt. As a result of the restructuring and in accordance with the terms of FAC's previous revolving credit agreement, the differential between the interest accrued and paid was forgiven. After payment of a maturity fee and certain other costs, a net gain of $.4 million was recognized on the restructuring transactions.

    The Agreement  provides for  the principal  amounts collected  from the contracts receivable pool to be reinvested into additional contracts receivable limited monthly to (i) the availability of eligible contracts as defined in the Agreement and (ii) the amounts accumulated in the reinvestment account. The excess of funds held in the reinvestment account over $6 million is to be used to redeem the FFC Notes. At December 31, 1993, the excess amount in the reinvestment account of $1.1 million is reflected as a reduction in the outstanding principal balance of the FFC Notes. The reinvestment period expires March 31, 1995.

      Maturities of notes payable within the next  five years are as follows:
1994 -  $3.2 million; 1995  - $17.1 million;  1996 -  $18.7 million; 1997  -
$15.5 million and 1998 - $14.5 million.

      Senior Subordinated Secured Notes
      ---------------------------------

      At December 31, 1993, the Senior Subordinated Secured Notes ("FCI Notes") were collateralized by Fairfield's interest in (i) its Pointe Alexis
development  in  Tarpon   Springs,  Florida;  (ii)   Sugar  Island   limited
partnership  in  St. Croix,  U.S. Virgin  Islands,  and (iii)  Harbour Ridge
limited  partnership in Stuart, Florida.   At December  31, 1993, collateral
proceeds of $2.2 million were held in  escrow to pay accrued interest and to
partially  redeem  the FCI  Notes.   For  financial reporting  purposes, the
amount held in escrow at December 31, 1993, in excess of accrued interest, has been reflected as a reduction in the outstanding principal balance.

      The FCI Notes bear interest at 10% compounded semi-annually and mature on the earlier of (i) the sale of all the collateral, or (ii) the later of
(a) 60 days  after the FNBB  loans have been  paid in full  or (b) March  1,
1997.   The FCI Notes are nonrecourse to Fairfield  and its two wholly owned subsidiaries that guarantee the notes. The sole sources of repayment for the FCI Notes consist of the collateral, any proceeds from the sale of the collateral and, as described below, the shares of common stock of Fairfield
reserved  as additional  collateral for  the FCI  Notes.   In the  event the
proceeds from the sale of the other collateral presently securing the FCI Notes, or the value of any such collateral not sold, is not sufficient to repay the FCI Notes, Fairfield will issue shares of common stock, up to a maximum number equal to what a holder of a $5 million general unsecured claim was entitled to receive on the effective date of the Plans.

NOTE 7 - DEFERRED REVENUE - ESTIMATED COSTS TO DEVELOP LAND SOLD
- ------   -------------------------------------------------------

       At December  31, 1993, estimated cost  to complete  development work in
subdivisions  from which  lots had  been  sold totaled  $14.7 million.   The
estimated costs to complete development work within the next five years is as follows: 1994 - $1.8 million; 1995 - $2.2 million; 1996 - $1.2 million;
1997 - $.9 million and 1998 - $.6 million.

NOTE 8 - INCOME TAXES
- ------   ------------

     Fresh Start Reporting requires the Company to report federal income tax expense on income before utilization of pre-confirmation net operating loss carryforwards and recognition of the benefit of pre-confirmation deductible temporary differences. Benefits realized from the utilization of pre-
confirmation net operating loss carryforwards and recognition of pre-confirmation deductible temporary differences are recorded as reductions of the valuation allowance and as direct additions to paid-in capital.

      At December 31, 1993, the Company had net operating loss carryforwards totaling $37 million which reflects the amount available to offset taxable income in future periods based on the Company's current assessment of the limitations imposed by Internal Revenue Code Section 382. Should the Company undergo an ownership change as defined in Section 382 within a specified period after confirmation of the Plans, the pre-confirmation net operating
loss  carryforwards would be eliminated.   Available carryovers  expire in the
years 2005 through 2007 if not utilized.

      At December 31, 1993, the Company had a total deferred tax liability of $5.3 million. In addition, the Company had deferred tax assets totaling $33.6 million, which were offset by a valuation allowance of $33.6 million. This valuation allowance is attributable to the uncertainty of realization of pre-confirmation net operating loss carryforwards and pre-confirmation deductible
temporary  differences.   The reduction  in the  valuation allowance  from $43
million at December 31, 1992 results from (i) the utilization of pre-confirmation tax attributes totaling $3 million recorded as a direct addition to paid-in capital and (ii) the refinement of prior year estimates of certain deferred tax assets, including net operating loss carryforwards and tax credits subject to the limitations of Internal Revenue Code Section 382 ($6.4
million).   Substantially all of the valuation  allowance at December 31, 1993 relates to pre-confirmation tax attributes.

     Components of the provision for income taxes are as follows (In thousands):

                                         Six Months |Six Months
                            Year Ended     Ended    |  Ended    Year Ended
                           December 31, December 31,| June 30,  December 31,
                               1993         1992    |   1992        1991
                               ----         ----    |   ----        ----
                                                    |
 Current:                                           |
   Federal                   $  -           $283    |  $  -         $ -
   State                          4           57    |    154         103
                             ------         ----    |  -----        ----
                                  4          340    |   $154        $103
                             ------         ----    |  =====        ====
Deferred:                                           |
  Federal                    2,770           274    |
  State                        383            44    |
                             -----          -----   |
                             3,153            318   |
                            ------          -----   |
                            $3,157           $658   |
                            ======          =====   |
                                                    |
Utilization of pre-confirmation                     |
 income tax attributes as a                         |
 direct addition to paid-in                         |
 capital                    $3,016           $274   |    N/A        N/A
                            ======           ====

       Components of the variance between taxes computed at the expected federal statutory income tax rate and the provision for income taxes on continuing operations are as follows (In thousands):

                                         Six Months  | Six Months
                          Year Ended        Ended    |   Ended    Year Ended
                          December 31,  December 31, |  June 30, December 31,
                              1993          1992     |    1992        1991
                              ----          ----     |    ----        ----
                                                     |
Statutory tax provision                              |
 (benefit)                  $3,511          $648     |  $36,117    $(11,110)
State income taxes, net of                           |
 federal benefit               255            38     |      151         101
Bad debt deduction -                                 |
 First Federal                 -             -       |      (38)      1,343
Adjustment relating to tax                           |
  benefits not recorded in the                       |
  consolidated financial                             |
   statements (1)              -             -       |    2,781      10,189
Gain on discharge of debt      -             -       |  (42,804)        -
Reorganization expenses        -             -       |    4,089         _
Other                         (609)          (28)    |     (142)       (420)
                           -------         -----     | --------     -------
Provision for income taxes  $3,157          $658     | $    154     $   103
                            ======          ====       ========     =======

- -----------------------

(1) Income tax benefits relating to the Company's operating losses were not recorded as there was no assurance that such benefits would be realized.

    Deferred tax assets (deductible temporary differences) consisted of the following (In thousands):

                                                    December 31,
                                                1993           1992
                                                ----           ----
 Net operating loss carryforwards              $14,111       $11,138
 Loan and cancellation loss reserves             7,081         6,636
 Tax over book basis in inventory                3,394         8,375
 Deferred revenue                                2,425         3,791
 Accrual for discontinued operations             2,381         6,848
 Credit carryforwards                            1,882         2,033
 Accrued expenses and reserves                   1,467         1,830
 Other                                             908         2,323
                                               -------       -------
                                                33,649        42,974
 Less:  valuation allowance                    (33,649)      (42,974)
                                               -------       -------
                                               $  -         $    -
                                               =======      =========

     Deferred tax liabilities (taxable temporary differences) consisted of the following (In thousands):

                                                 December 31,
                                             1993           1992
                                             ----           ----
 Book over tax basis of assets              $2,398         $1,042
 Book asset adjustments for
  Fresh Start Reporting                      1,276          2,091
 Basis in partnership assets                 1,239          1,005
 Other                                         370            581
                                            ------         ------
                                            $5,283         $4,719
                                            ======         ======

NOTE 9 - STOCKHOLDERS' EQUITY
- ------   --------------------

      Pursuant  to  the  Plans,  all  of   the  outstanding  Common  Stock   of
Predecessor Fairfield was cancelled effective September 1, 1992. Fairfield is authorized to issue 25,000,000 shares of Common Stock, par value $.01 per share, and 5,000,000 shares of Preferred Stock, par value $.01 per share. The rights and preferences of shares of authorized but unissued Preferred Stock are to be established by Fairfield's Board of Directors at the time of issuance.

      As of December 31, 1993, Fairfield has issued 11,960,330 shares of Common Stock to holders of unsecured resolved claims, of which 2,395,295 shares were held by wholly owned subsidiaries. In accordance with the Plans, Fairfield will issue additional shares as the remaining unsecured claims are resolved. The ultimate amount of allowed unsecured claims and the timing of the resolution of claims is largely within the control of the Bankruptcy
Court.    However,  based  upon  available  information,  Fairfield  presently estimates that approximately 13,144,000 shares of Common Stock will be issued,
including  shares   held  by   wholly  owned   subsidiaries  (see  Note   12).
Additionally, 588,235 shares have been reserved, but not issued, for the benefit of the holders of the FCI Notes (see Note 6).

      The Pagosa Lakes Property Owners Association and Archuleta County have filed claims in the Bankruptcy Court for approximately $10.4 million and $9.7 million, respectively, for promised improvements to be constructed at the Pagosa, Colorado resort site and other matters. The above claims estimate includes these claims, which are acknowledged to be largely duplicative, at $6 million. Fairfield has pending summary judgment motions before the Bankruptcy
Court,  which are expected to be  ruled upon in April, 1994.   If such motions
are granted in whole or in part, the estimated amount of allowed claims may be
correspondingly  reduced.    If summary  judgment  is  not  granted, trial  is
scheduled for May, 1994.

       Fairfield's First Amended and Restated 1992 Warrant Plan (the "1992 Plan") provides for the grant of nonqualified stock warrants to certain key employees and directors to purchase up to 1,000,000 shares of Common Stock. Warrants under the 1992 Plan are to be granted at prices not less than the fair market value of such shares on the date of grant and may be exercisable for periods of up to 10 years from the date of grant. During 1992, the Board of Directors granted warrants to purchase a total of 350,000 shares, at an exercise price of $3.00 per share, with 25% of such awards effective September 1, 1992 and additional 25% increments effective on each anniversary date
thereafter.   During 1993, the Board of Directors granted warrants to purchase
a total of 450,000 shares.   These warrants were granted effective  October 1,
1993, at an exercise price of $3.00 per share, of which 20% of the shares become exercisable on each of the first through fifth anniversaries from the
date  of  grant.   No  warrants issued  pursuant to  the  1992 Plan  have been cancelled and, at December 31, 1993, warrants for 175,000 shares were exercisable.

     In accordance with the Plans, Fairfield adopted a Rights Agreement which provides for the issuance of one right for each outstanding share of Fairfield's Common Stock. The rights, which entitle the holder to purchase from Fairfield one one-hundredth of a share of Series A Junior Participating Preferred Stock at $25 per share, become exercisable (i) ten days after a person becomes the beneficial holder of 20% or more of Fairfield's Common Stock, other than pursuant to a cash tender offer for all outstanding shares, or (ii) ten business days following the commencement of a tender or exchange offer for at least 20% of Fairfield's Common Stock. Fairfield may redeem the rights at $.01 per right under certain circumstances. The rights expire on September 1, 2002.

     The FCI Agreement prohibits Fairfield from paying any dividends or other distributions on its Common Stock, other than dividends payable solely in shares of Common Stock.

NOTE 10 - FAIRFIELD ACCEPTANCE CORPORATION
- -------   --------------------------------

      Condensed consolidated financial information for FAC is summarized as follows (In thousands):

                           Condensed Consolidated Balance Sheets

                                                   December 31
                                            1993                1992
                                            ----                ----
ASSETS

Cash                                       $   711            $  5,951
Loans receivable, net                       94,668             105,891
Restricted cash and escrow accounts         10,602               1,324
Due from parent                              7,392                 204
Other assets                                 3,113               1,133
                                           -------            --------
                                          $116,486            $114,503
                                          ========            ========

LIABILITIES AND EQUITY
Financing arrangements                   $  85,842            $ 87,711
Accrued interest and other liabilities         745               2,862
Equity                                      29,899              23,930
                                          --------            --------
                                          $116,486            $114,503
                                          ========            ========

                    Condensed Consolidated Statements of Operations

                                        Six Months  |Six Months
                            Year Ended    Ended     |  Ended      Year Ended
                           December 31, December 31,| June 30,   December 31,
                               1993        1992     |   1992         1991
                               ----        ----     |   ----         ----
                                                    |
 Revenues                    $14,582      $7,580    |$7,438        $15,269
 Expenses                      8,198       4,878    | 4,319          9,352
                             -------      ------    |------        -------
 Earnings before                                    |
  reorganization expenses      6,384       2,702    | 3,119          5,917
 Reorganization expenses         -           -      | 3,582          1,675
 Provision for income taxes    2,444       1,035    |   435          2,246
                             -------     -------    |-------       -------
 Earnings (loss) before                             |
  extraordinary credit         3,940       1,667    |  (898)         1,996
 Extraordinary credit -                             |
  realization of net                                |
  operating loss carryforwards   -           -      |   435          2,246
                             -------     -------    |-------       -------
 Net earnings (loss)         $ 3,940     $1,667     |$ (463)       $ 4,242
                             =======     =======    |======        =======

       In accordance with the terms of the Amended and Restated Operating Agreement entered into on September 1, 1992 (the "Operating Agreement"), FAC is permitted to purchase eligible receivables from Fairfield for a price equal to $.94 per $1.00 of such receivables. Fairfield is required by the Operating Agreement to repurchase defaulted receivables from FAC at a price equal to $.75 per $1.00 or substitute an eligible receivable on the basis of $.85 per
$1.00 of  such receivables.   During 1993 and 1992,  FAC purchased receivables
from Fairfield with outstanding principal balances of $25.4 million and $33.7 million, respectively.

NOTE 11 - NET LIABILITIES HELD FOR SALE
- -------   -----------------------------

     As more fully described in Note 2, the Company has agreed to sell 100% of the outstanding stock of First Federal and purchase from First Federal
certain  Excluded  Assets.    Accordingly,  the  assets  to  be  sold  and the
liabilities to be assumed by the purchaser have been included in "Net liabilities held for sale" in the Consolidated Balance Sheet at December 31, 1993. Amounts at December 31, 1992 are included in the Consolidated Balance Sheet in their respective captions.

      Condensed financial information of net liabilities held for sale at December 31, 1993 compared to the related amounts in 1992 is as follows (In thousands):

                                                         December 31,
                                                     1993          1992
                                                     ----          ----
Cash                                             $  14,205     $  36,086
Loans receivable, net                              157,178       169,533
Real estate owned                                   15,322        20,846
Investment and mortgage-backed securities           76,708        51,756
Other                                               15,476        15,009
                                                 ---------     ---------
                                                   278,889       293,230
Savings deposits                                  (276,672)     (298,640)
Advances from Federal Home  Loan Bank              (20,907)      (35,127)
Other liabilities                                   (4,603)       (4,469)
                                                 ---------     ---------
                                                  $(23,293)    $ (45,006)
                                                  ========     =========

                                       Six Months  Six Months
                          Year Ended     Ended       Ended     Year Ended
                          December 31, December 31, June 30,   December 31,
                             1993        1992         1992         1991
                             ----        ----         ----         ----
  Revenues                 $18,762     $10,098      $13,375     $ 30,935
  Interest expense          13,105       7,053       11,803       31,026
  Other expenses            10,085       5,870        5,119       15,474
                           -------     -------      -------     --------
                          $ (4,428)    $(2,825)     $(3,547)    $(15,565)
                          ========     =======      =======     ========

      Pro forma  financial information  as  if the  Sale had
occurred as of January 1, 1993 is as follows: Revenues - $91 million; earnings from continuing operations before gain of the Sale - $6.1 million; earnings per share from continuing operations before gain on the Sale (primary) - $.55; earnings per share from continuing operations before gain on Sale (fully diluted) - $.52.

       Certain additional information related to net liabilities held for sale is summarized as follows:

       Loans Receivable
       ----------------

       Loans receivable consist of the following (In thousands):

                                                   December 31,
                                               1993            1992
                                               ----            ----
    Real estate - mortgage                  $141,043        $149,780
    Real estate-construction                   8,074           8,379
    Consumer and other                         9,780          10,236
                                            --------        --------
                                             158,897         168,395
    Add (less):
      Loans in process                        (2,510)         (2,140)
      Accounting premium                       3,039           4,607
      Allowances for loan losses              (2,248)         (1,329)
                                            --------        --------
                                            $157,178        $169,533
                                            ========        ========

     At December 31, 1993, First Federal was servicing $138 million in loans that it had previously sold. The amount of loans sold by First Federal and subject to recourse provisions at December 31, 1993 totaled $17.3 million. Loans and mortgage-backed securities totaling $36 million at December 31, 1993 were pledged as collateral for advances from the Federal Home Loan Bank.

     Savings Deposits
     ----------------

     Savings deposits and related weighted average rates consisted of the following (Dollars in thousands):

                                     December 31,           December 31,
                                        1993                   1992
                                  ----------------       -----------------
                                           Average                 Average
                                  Balance   Rate         Balance     Rate
                                  ----------------       -----------------
 NOW demand accounts              $ 18,532  1.97%       $ 16,238    2.80%
 Passbook and statement accounts    13,853  2.54          13,975    3.05
 Money market accounts              40,359  2.89          39,352    3.60
 Term certificates                 202,108  5.27         225,363    5.73
                                  --------               -------
                                   274,852  4.56%        294,928    5.15%
                                            ====                    ====
 Accounting premium                  1,820                 3,712
                                  --------              --------
                                  $276,672              $298,640
                                  ========              ========

 Regulatory Matters
 ------------------

    On September 29, 1992, the OTS, together with the other federal banking regulatory agencies, adopted rules to implement the "prompt corrective action" provisions of Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Under the new rules, which were effective December 19, 1992, a savings association is deemed to be "well capitalized", if it has a total Risk-based Capital ratio of 10% or greater, a Tier 1 Risk-based Capital ratio of 6% or greater (Tier 1 Capital is defined as Core Capital), a Leverage ratio of 5% or greater and is not subject to any order to meet and maintain a specific capital level. At December 31, 1993, First Federal had a total Risk-based Capital ratio of 14.00%, and a Tier 1 Risk-based Capital ratio and a Leverage ratio of 8.35%.

       Transactions With Fairfield
       ---------------------------

       Fairfield and First Federal have entered into a Remarketing Agreement whereby Fairfield uses its best efforts to remarket VOIs and lots underlying cancelled First Federal contracts receivable and replaces those contracts with
new  contracts  generated  by  the  remarketing  efforts.    Pursuant  to  the
Remarketing Agreement, Fairfield receives for its remarketing efforts up to 40% of cash sales and all down payments up to 50% of the gross sales price of
the  remarketed inventory.   During  1993 and  1992, Fairfield  remarketed, at
amounts approximating book value, $1.2 million and $1.3 million, respectively, of VOIs and lots underlying First Federal's cancelled contracts receivable. At December 31, 1993, the balance of unremarketed cancelled contracts
receivable,  including  accrued  interest   thereon,  was  $3.7  million  (the
"Defaulted Contract Account").

       Fairfield and First Federal have also entered into a Tax Sharing Agreement which provides that First Federal may retain up to 50% of amounts
owed thereunder  to reduce the  Defaulted Contract Account.   During 1993  and
1992, First Federal paid $.5 million and $2.7 million, respectively, to Fairfield and applied $.5 million and $1.2 million, respectively, to the Defaulted Contract Account in accordance with the Tax Sharing Agreement. Upon reduction of the Defaulted Contract Account to zero and compliance with certain other financial covenants, Fairfield will be entitled to receive all cash proceeds generated from the remarketing effort and all cash payments to
which it is  entitled under the Tax Sharing Agreement.   Except for previously
approved agreements, First Federal may not enter into transactions with or make cash distributions to Fairfield without prior written approval of the OTS. The Defaulted Contract Account will be settled upon the sale of First Federal.

NOTE 12 - DISCONTINUED OPERATIONS
- -------   ------------------------

      In November 1993, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin #93 which expressed the view of the SEC staff regarding accounting and related disclosures pertaining to discontinued operations. In the staff's view, the estimates necessary for accounting for a business as discontinued cannot be developed with sufficient reliability if projections beyond 12 months from the measurement date are required by the
disposal plan.   As the  Company had certain  assets included  in discontinued
operations which had a planned disposal date beyond 12 months, the Company reviewed its plans of disposal of discontinued operations and determined that such assets and related liabilities should be reclassified into continuing
operations.   Real estate inventories  and other assets  having net realizable values of $6.4 million and  $5 million, respectively, were reclassified as  of
December  31,  1993  into  continuing  operations.    These  assets  partially
collateralize the FCI Notes, which had an outstanding principal balance of $14.8 million at December 31, 1993, and which were also reclassified into continuing operations as of December 31, 1993 (see Note 6). The Company is continuing its business plan to dispose of its remaining resort amenity operations, consisting primarily of resort-based restaurants, golf courses and recreation centers.


      Condensed financial information of discontinued operations is as follows (In thousands):

                                                 December 31,
                                             1993          1992
                                             ----          -----
Real estate inventories                   $ 15,652      $ 33,241
Property and equipment                      21,429        35,039
Other assets                                   -           5,153
                                          --------      --------
                                            37,081        73,433
Revolving credit agreements                (19,933)      (33,693)
Notes payable                               (2,458)       (5,567)
FCI Notes                                      -         (26,110)
Accrual for losses                          (6,219)       (5,775)
                                          --------       -------
Net assets of discontinued operations     $  8,471      $  2,288
                                          ========      ========

                                     Six Months  Six Months
                        Year Ended      Ended      Ended     Year Ended
                        December 31, December 31, June 30,   December 31,
                            1993         1992       1992         1991
                            ----         ----       ----         ----
  Revenues                $47,737      $37,911    $27,000      $72,372
                          =======      =======    =======      =======
Allocated interest (1):   $ 3,110       $2,196     $2,663       $7,109
                          =======       ======     ======       ======
Gains (losses) on
 asset disposals          $   -        $   -      $(7,826)     $ 1,580
Operating gains (losses)      -            -        1,288       (4,074)
                          -------       ------    -------      -------
Loss from discontinued
 operations               $   -        $   -      $(6,538)     $(2,494)
                          ========     =======    =======      =======

- --------------------

(1) Interest expense is allocated to discontinued operations based on debt that can be specifically attributed to these operations.

      In   March  1994,   Fairfield  sold  the   stock  of   its  wholly  owned
subsidiaries, Fairfield Green Valley, Inc. and Fairfield Sunrise Village, Inc. (collectively, the "Arizona Subsidiaries") at its approximate book value. The Arizona Subsidiaries, with assets totaling $25 million at December 31, 1993,
conducted  Fairfield's  Arizona home  building  business.   The  consideration
received by Fairfield included (i) release of a lien on and transfer to Fairfield of 2,235,294 shares of Fairfield's Common Stock (no book value) owned by the Arizona Subsidiaries and pledged to their primary lender, a subsidiary of Bank of America Arizona (the "Bank"), (ii) release of a mortgage in favor of the Bank on a tract of unimproved property owned by Fairfield, and
(iii) release  from any further liability to the Bank.   At December 31, 1993,
the Arizona Subsidiaries had loans of $19.9 million outstanding under their revolving credit agreement with the Bank, bearing interest at rates ranging
from 8%  to  8.5%.    These  loans,  which  are  included  in  net  assets  of
discontinued operations at  December 31,  1993, were paid  off in  conjunction
with the  sale  of  the Arizona  Subsidiaries.   Subsequent  to  the  closing,
Fairfield recorded the shares of its Common Stock previously owned by the Arizona Subsidiaries as treasury stock.

NOTE 13 - SUPPLEMENTAL INFORMATION
- -------   -----------------------

      Fairfield   has  a  profit   sharing  plan   covering  substantially  all
employees, with  one year or more  of credited service.   Contributions to the
plan are determined annually by the Board of Directors and the amount approved for 1993 totaled $527,769. There were no contributions for 1992 or 1991.

       Reorganization expenses paid totaled $5.3 million, $3.4 million, $5.5 million and $14.3 million for the year ended December 31, 1993, the six months ended December 31, 1992, the six months ended June 30, 1992 and the year ended December 31, 1991, respectively.

       Interest paid on financing arrangements, including debt collateralized principally by assets of discontinued operations, totaled $23.3 million, $16.6 million, $22 million and $58.8 million for the year ended December 31, 1993, the six months ended December 31, 1992, the six months ended June 30, 1992 and
the  year ended  December  31, 1991,  respectively.   Of these  amounts, $11.1
million, $7.2 million, $12 million, and $31.2 million, respectively, were related to First Federal.

       Other revenues for the year ended December 31, 1993 include (i) cash distributions totaling $2 million related to the Company's 35% partnership interest in Harbour Ridge, Ltd., (ii) $.5 million related to the recovery by FAC of a previously written-off note receivable and (iii) $.5 million related
to  the recovery  of  certain professional  fees  previously expensed.    Also
included in  other revenues and other  expenses for 1993 are  bulk asset sales
and   related  cost  of  sales   totaling  $1.7  million   and  $1.2  million,
respectively. Bulk asset sales and related cost of sales totaled $2.2 million and $1.8 million, respectively, for the six months ended December 31, 1992 and $4.8 million and $4.7 million, respectively, for the six months ended June 30,
1992.   For 1991,  bulk asset sales  and related  cost of  sales totaled  $2.4 million and $2.1 million, respectively.

NOTE 14 - CONTINGENCIES
- -------   -------------

      In June 1992, the Pagosa Lakes Property Owners Association ("PLPOA") filed an adversary proceeding in the Bankruptcy Court for the Eastern District of Arkansas, Western Division (the "Bankruptcy Court") asserting equitable ownership or lien interests in certain recreational amenities, including golf
courses.   In March 1994, the  Bankruptcy Court issued its  decision upholding
Fairfield's ownership of the Pagosa recreational amenities, subject to a restrictive covenant allowing Pagosa property owners and their guests to use the recreational amenities. The time has not yet run for the PLPOA to appeal
the Bankruptcy  Court's decision.     Fairfield's ability  to  dispose of  the
recreational amenities at Pagosa is restricted until the claim is finally resolved.

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

      On December 10, 1993, Charlotte T. Curry, who purchased a lot from Fairfield under an installment sale contract subsequently sold to First Federal, filed suit against First Federal, currently pending in Superior Court in Mecklenburg County, North Carolina, alleging breach of contract, breach of fiduciary duty and unfair trade practices. The litigation, which seeks class action certification, contests the method by which Fairfield calculated refunds for lot purchasers whose installment sale contracts were canceled due to failure to complete payment of the deferred purchase price for the lot. Most installment lot sale contracts require Fairfield to refund to a defaulting purchaser the amount paid in principal, after deducting the greater of (a) 15% of the purchase price of the lot or (b) Fairfield's actual damages. The plaintiff disputes Fairfield's method of calculating damages, which has
historically included certain  sales, marketing  and other expenses.   In  the
case of Ms. Curry's lot, the amount of refund claimed as having been improperly retained is approximately $3,600. Fairfield estimates that the potential number of people who might be included in the class definition in the Curry litigation against First Federal (including certain people subject to statute of limitation and other defenses and contracts where Fairfield, instead of First Federal, was economically the party at interest) is less than 165 lot purchasers, with refund claims amounting in the aggregate to several hundred thousand dollars. The Curry lawsuit seeks damages, punitive damages,
treble  damages  under  North   Carolina  law  for  unfair   trade  practices,
prejudgment interest and attorney's fees and costs.

     First Federal intends to defend the Curry litigation vigorously. Fairfield also cancels defaulted lot installment sales contracts owned by it and its subsidiaries (other than First Federal), using the same method of calculating refunds as is at issue in the Curry litigation.

NOTE 15 -FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS
- -------  --------------------------------------------------------------------
         OF CREDIT RISK
         --------------

      The Company, primarily through its ownership of First Federal, is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce
its  own exposure  to the  fluctuations in  interest  rates.   These financial

instruments include loans receivable sold to third parties subject to repurchase agreements and commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the financial statements. The contract amount reflects the extent of involvement the Company has in particular classes of financial instruments.

      The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit
is represented by  the contractual amount  of those instruments.   The Company
uses   the  same  credit  policies  in   making  commitments  and  conditional
obligations as  it  does  for  on-balance-sheet  instruments.    Unless  noted
otherwise, the Company does not require collateral or other security to support financial instruments with off-balance-sheet risk. At December 31, 1993, First Federal had commitments to extend credit for secured loans totaling $9.1 million and loans sold subject to repurchase agreements of $17.3
million.   At  December 31,  1993, First  Federal  had purchased  special risk insurance against this recourse obligation related to $12.6 million of loan sales. As a result of the planned disposal of First Federal, the Company's exposure to credit loss related to financial instruments with off-balance-sheet risk will be reduced (see Note 2).

      The Company's business activities are regionally diversified, with significant operations in Arkansas, Virginia and North Carolina. The Company had $159.9 million of contracts receivable outstanding at December 31, 1993.
These contracts receivable are regionally diversified.   A minimum downpayment
of 15% is generally required for purchases financed by the contracts receivable.

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS
- -------   -----------------------------------

      The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments at December 31, 1993:

       Cash and  cash equivalents:   The carrying amount  reported in  the
       balance sheet for cash and cash equivalents approximated its fair value.

        Loans receivable: For First Federal's real estate construction loans, which have a weighted average maturity of less than one year, fair values approximated the carrying values. The fair values for First Federal's real estate mortgage and consumer and other loans are estimated using (i) discounted cash flow analyses,
        (ii) interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and (iii) prepayment rates published by the Federal Home Loan Bank. At December 31, 1993, the carrying amount of such loans approximated the fair value. The estimated fair values of contracts receivable approximated their carrying amounts based on prior year third-party valuations and consideration of market rate fluctuations since that time. The carrying amounts of accrued interest and Fairfield's mortgages receivable approximate their fair values.

        Investment  and mortgage-backed  securities:   The fair  values for
        investment and mortgage-backed securities are based on quoted market prices, where available. If quoted market prices are not available, fair values based on quoted market prices of comparable instruments are used. At December 31, 1993, the carrying amounts of these assets approximated the fair values.

        Financing arrangements and debt collateralized principally by assets of discontinued operations: The carrying amounts of the
        Company's borrowings under its revolving credit agreements and notes payable approximate their fair values at December 31, 1993. The fair values of Advances from the Federal Home Loan Bank are estimated using discounted cash flow analyses, based on rates currently available  to  First Federal  for advances  with  similar
        terms and remaining maturities.   Such fair values approximated the
        carrying values at December 31, 1993.

        Savings deposits: The fair values for demand deposits, passbook and statement savings, and money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates in First Federal's market area to a schedule of aggregated expected monthly maturities of such deposits. Such fair values approximated the carrying amounts at December 31, 1993.


NOTE 17 - BUSINESS SEGMENTS
- ------    -----------------

      The Company is engaged  in two major business segments:  Leisure Products
and  First Federal.    The  Company's  Leisure  Products  segment  is  engaged
primarily  in the  development and  marketing of  leisure products  (including
vacation ownership) at  various resort  locations.   Since vacation  ownership
often serves as an introduction to other forms of real estate ownership, this segment also develops and markets lots and primary and secondary residences at
these resort locations.   First Federal is engaged in  the traditional savings
and  loan  operations  which  includes  originating,  acquiring,  selling  and
servicing  residential mortgage, commercial  and construction loans.   As more
fully described in Note 2, the Company has agreed to sell 100% of the outstanding stock of First Federal and purchase from First Federal certain Excluded Assets. Accordingly, the assets to be sold and the liabilities to be assumed by the purchaser have been included in "Net liabilities held for sale" in the Consolidated Balance Sheet at December 31, 1993.

       Operating profit represents total revenues less operating expenses, which include expenses directly related to the industry segment benefitted. Identifiable assets by industry segment are those assets that are used in the Company's operations in each industry segment; corporate assets consist principally of property and equipment.

      Certain information of continuing operations by business segment is presented in the following tables (In thousands):

                                      Six Months |Six Months
                       Year Ended       Ended    |  Ended     Year Ended
                       December 31,  December 31,| June 30,  December 31,
                            1993         1992    |   1992        1991
                            ----         ----    |   ----        ----
                                                 |
REVENUES                                         |
  Net sales and revenues:                        |
  Leisure products       $ 81,870       $39,119  |$ 40,503     $87,762
  First Federal (1)        25,862        14,833  |  19,114      44,197
  Equity in earnings of                          |
    unconsolidated                               |
    affiliates              1,996           (17) |      44         318
                         --------       -------  |--------     -------
                         $109,728       $53,935  |$ 59,661    $132,277
                         ========       =======  |========    ========
OPERATING PROFIT (LOSS):                         |
  Leisure products       $ 18,193       $ 8,225  |$  8,079    $ 12,798
  First Federal (1)         4,099         3,010  |   2,746      (1,052)
                         --------       -------  |--------    --------
Total operating profit     22,292        11,235  |  10,825      11,746
General corporate expenses (2,139)         (941) |  (1,097)     (2,923)
Interest expense, net     (11,822)       (8,370) |  (8,554)    (21,021)
Minority interest expense     -             -    |    (338)       (913)
Reorganization expenses       -             -    | (14,010)    (19,884)
Equity in earnings (loss) of                     |
 unconsolidated affiliates  1,996           (17) |      44         318
                         --------       -------- |--------    --------
Earnings (loss) from                             |
 continuing operations                           |
 before provision for                            |
 income taxes and                                |
 extraordinary items     $ 10,327       $  1,097 |$(13,130)   $(32,677)
                         ========       ======== |=========   =========
IDENTIFIABLE ASSETS:                             |
  Leisure products       $240,208       $219,711 |$234,177    $262,216
  First Federal (Note 2)     -           362,633 | 389,408     408,602
                         --------       -------- |--------    --------
                          240,208        582,344 | 623,585     670,818
General corporate assets      114            147 |     427         561
Investments in                                   |
 unconsolidated affiliates  5,790          1,921 |   3,478       5,224
Net assets of discontinued                       |
  operations                8,471          2,288 |     547       8,865
                          -------        ------- | -------     -------
                         $254,583       $586,700 |$628,037    $685,468
                         ========       ======== |========    ========
DEPRECIATION:                                    |
 Leisure products          $1,045           $754 |    $880      $2,455
 First Federal                432            295 |     266         465
CAPITAL EXPENDITURES:                            |
 Leisure products          $1,005           $175 |    $ 79      $  491
 First Federal                661            169 |     146       1,415

(1) As First Federal is a financial institution, interest income has been included in sales and revenues, and interest expense is a component of operating profit.

NOTE 18 - UNAUDITED CONSOLIDATED QUARTERLY FINANCIAL DATA
- -------   -----------------------------------------------

DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA

                                         Year Ended December 31, 1993
                              -----------------------------------------------
                               First       Second      Third       Fourth
                              Quarter      Quarter    Quarter      Quarter
                              -------      -------    -------      -------
Total revenues                $21,177      $30,894    $30,851      $26,806
Total expenses                 20,945       25,933     27,261       25,262
                              -------      -------    -------      -------
Earnings before provision
 for income taxes                 232        4,961      3,590        1,544
Provision for income taxes        146        1,639      1,211          161
                              -------      -------    --------     -------
Net earnings                  $    86      $ 3,322    $ 2,379      $ 1,383
                              =======      =======    =======      =======
EARNINGS PER SHARE
  Primary                        $.01         $.30       $.21         $.13
                                 ====         ====       ====         ====
  Fully diluted                  $.01         $.28       $.20         $.12
                                 ====         ====       ====         ====

                                     Six Months Ended  |  Six Months Ended
                                      June 30, 1992    |  December 31, 1992
                                    ------------------ |--------------------
                                     First     Second  |  Third      Fourth
                                    Quarter    Quarter | Quarter     Quarter
                                    -------    ------- | -------     -------
                                                       |
Total revenues                      $27,271   $ 32,390 | $27,857     $26,078
Total expenses                       27,166     31,615 |  26,720      25,308
                                    -------    ------- | -------     -------
Earnings from continuing operations                    |
 before reorganization expenses                        |
 and provision for income taxes         105        775 |   1,137         770
Reorganization expenses               4,963      9,047 |     -           -
Provision for income taxes               57         97 |     120         538
                                    -------    ------- | -------     -------
Earnings (loss) from                                   |
 continuing operations               (4,915)    (8,369)|   1,017         232
Loss from discontinued operations       -       (6,538)|     -           -
Extraordinary item -                                   |
 discharge of debt                      -      125,895 |     -           -
                                    -------    ------- | -------     --------
Net earnings (loss)                 $(4,915)  $110,988 | $ 1,017      $   232
                                    =======   ======== | =======     ========
EARNINGS PER SHARE                                     |
Primary:                                               |
  Earnings from continuing operations  *          *    |    $.09         $.02
                                                       |    ====         ====
  Net earnings                         *          *    |    $.09         $.02
                                                       |    ====         ====
Fully diluted:                                         |
  Earnings from continuing operations  *          *    |    $.09         $.02
                                                       |    ====         ====
  Net earnings                         *          *    |    $.09         $.02
                                                            ====         ====

*Per share amounts are not meaningful due to reorganization.

                                                              SCHEDULE III

     Registrant's condensed financial statements  for   periods  prior   to
reorganization are not presented as the Registrant had a different capital structure and, as a result, financial information for these periods is not meaningful. Condensed financial information of Registrant is as follows (In thousands):

                              Condensed Balance Sheets

                                                December 31,
                                              1993        1992
                                              ----        ----
 Assets:
   Cash                                     $  1,110   $  15,660
   Loans receivable, net                       9,612      10,259
   Real estate inventories                    31,584      26,773
   Investments in and net amounts due
    from other subsidiaries                   64,353      63,506
   Other assets                               23,324      15,950
                                            --------    --------
                                            $129,983    $132,148
                                            ========    ========
 Liabilities and Stockholders' Equity:
   Financing arrangements                   $ 36,141   $  43,157
   Deferred revenue                           20,599      20,052
   Other liabilities                          26,095      31,977
   Stockholders' equity                       47,148      36,962
                                            --------   ---------
                                            $129,983    $132,148
                                            ========    ========

                       Condensed Statements of Earnings

                                                             Six Months
                                          Year Ended           Ended
                                         December 31,        December 31,
                                              1993               1992
                                              ----               ----
Net sales and revenues                      $60,696            $27,275
Interest income                               2,025              1,425
                                            -------            -------
                                             62,721             28,700
                                            -------            -------
Costs and expenses:
  Cost of sales                              29,020             12,634
  Selling and administrative                 33,007             16,683
  Interest, net                               3,377              2,953
                                             -------          --------
                                             65,404             32,270
                                            -------           --------
Loss before provision for income taxes
 and equity in undistributed earnings
 of subsidiaries                             (2,683)            (3,570)
Equity in undistributed earnings
 of subsidiaries                             13,010              5,477
Provision for income taxes                    3,157                658
                                            -------            -------
Net earnings                                $ 7,170            $ 1,249
                                            =======            =======

                                                             SCHEDULE III
                                                             (Continued)


                       Condensed Statements of Cash Flows



                                                              Six Months
                                              Year Ended        Ended
                                             December 31,    December 31,
                                                 1993            1992
                                                 ----            ----
Operating activities:
  Net cash (used in) provided by
   continuing operating activities            $ (3,570)      $     631
                                              --------       ---------
Investing activities:
  Net (purchases) proceeds from sales of
    property and equipment                        (749)             89
  Principal collections on loans                16,497           6,344
  Origination of loans                         (33,035)         (8,810)
  Cash received from unconsolidated
   subsidiaries                                  2,364           1,089
  Sales of loans to subsidiaries                23,812          18,911
  Purchases of loans from subsidiaries         (13,384)         (2,743)
  Net investment activities of
   discontinued operations                     (15,706)        (10,640)
                                              --------        --------
  Net cash (used in) provided by
   investing activities                        (20,201)          4,240
                                              --------        --------
Financing activities:
  Net repayments of financing arrangements      (7,328)         (3,113)
  Net decrease in intercompany advances         16,549          11,248
                                              --------        --------
Net cash provided by financing activities        9,221           8,135
                                              --------        --------
Net increase (decrease) in cash                (14,550)         13,006
Cash, beginning of period                       15,660           2,654
                                              --------         -------
Cash, end of period                           $  1,110        $ 15,660
                                              ========        ========

                                                            SCHEDULE VIII

                     Fairfield Communities, Inc. and Subsidiaries
                          Valuation and Qualifying Accounts
                                 (In thousands)


                                           Additions
                                           ---------
                             Balance at     Charged                 Balance at
                             Beginning      to Costs                  End of
     Description             of Period    and Expenses  Deductions    Period
- ------------------------     --------     ------------  ----------    ------
Year Ended December 31, 1993
Deducted from asset accounts:
  Allowance for loan losses   $14,613       $3,586      $(7,207)(a)   $10,992
                              =======       ======      =======       =======

Six Months Ended December 31, 1992
Deducted from asset accounts:
  Allowance for loan losses   $16,660       $1,631      $(3,678)(b)   $14,613
                              =======       ======      =======       =======
- ----------------------------------------------------------------------------
Six Months Ended June 30, 1992
Deducted from asset accounts:
 Allowance for loan losses    $20,323       $1,170     $(4,833)(b)    $16,660
                              =======       ======     =======        =======

Year Ended December 31, 1991
Deducted from asset accounts:
  Allowance for loan losses   $21,037       $9,401    $(10,115)(b)    $20,323
                              =======       ======    ========        =======

(a) Includes $2,248 transfer to net liabilities held for sale and $5,544 uncollectible loans receivable written-off, net of recoveries.
(b)  Uncollectible loans receivable written-off, net of recoveries.

                                                             SCHEDULE X

                   Fairfield Communities, Inc. and Subsidiaries
                     Supplementary Income Statement Information
                                 (In thousands)


                                  Charged to Costs and Expenses
                        ----------------------------------------------
                                     Six Months  |Six Months
                         Year Ended    Ended     |  Ended    Year Ended
                        December 31, December 31,| June 30, December 31,
Item                        1993        1992     |   1992       1991
- ----                        ----        ----     |   ----       ----
                                                 |
Maintenance and repairs   $1,549       $  799    |  $  850    $ 2,079
                          ======       ======    |  ======    =======
                                                 |
Taxes, other than payroll                        |
  and income taxes        $1,183       $  644    |  $  958    $ 2,446
                          ======       ======    |  ======    =======
                                                 |
Advertising               $7,872       $5,144    |  $2,961    $10,860
                          ======       ======    |  ======    =======

NOTE: Amounts for depreciation and amortization of intangible assets and royalties are not presented as such amounts were less than 1% of total sales and revenues.




                                      FAIRFIELD COMMUNITIES, INC.
                                             EXHIBIT INDEX

Exhibit
Number

3(a) Second Amended and Restated Certificate of Incorporation of the Registrant, effective September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

3(b) Amended and Restated By-laws of the Registrant, effective September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

4.1 Supplemented and Restated Indenture between the Registrant, Fairfield River Ridge, Inc., Fairfield St. Croix, Inc. and IBJ Schroder Bank & Trust Company, as Trustee, and Houlihan Lokey Howard & Zukin, as Ombudsman, dated September 1, 1992, related to the Modified Exchange Notes (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)
4.2        First  Supplemental  Indenture  to the  Supplemented  and Restated
           Indenture referenced in 4.1 above, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

4.3        Second Supplemental  Indenture  to the  Supplemented and  Restated
           Indenture referenced in 4.1 above, dated September 1, 1992 (previously filed with the Registrant's Annual Report on Form 10-K dated December 31, 1992 and incorporated herein by reference)

4.4 Third Supplemental Indenture to the Supplemented and Restated Indenture referenced in 4.1 above, dated March 18, 1993 (previously filed with the Registrant's Quarterly Report on Form 10-Q dated March 31, 1993 and incorporated herein by reference)

4.5 Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

10.1 Amended and Restated Revolving Credit and Term Loan Agreement, dated as of September 28, 1993, by and between the Registrant, Fairfield Myrtle Beach, Inc., Suntree Development Company, FAC and The First National Bank of Boston ("FNBB") (previously filed with the Registrant's Current Report on Form 8-K dated October 1, 1993 and incorporated herein by reference)

10.2 Second Amended and Restated Credit Agreement, between Fairfield Sunrise Village, Inc., Fairfield Green Valley, Inc. and BA
            Mortgage and International Realty Corporation, dated as of November 6, 1992 (previously filed with the Registrant's Annual Report on Form 10-K dated December 31, 1992 and incorporated herein by reference)

10.3 Limited Partnership Agreement, dated March 3, 1981, between Harbour Ridge, Inc., Fairfield River Ridge, Inc. and Harbour
            Ridge Investments, Inc. forming the limited partnership of Harbour Ridge, Ltd. (previously filed with the Registrant's Registration Statement on Form S-7 No. 2-75301 effective February 11, 1982 and incorporated herein by reference)

Exhibit
Number


10.4 Sugar Island Associates, Ltd. Amended Limited Partnership Agreement, dated October 17, 1984 (previously filed with the Registrant's current Report on Form 8-K dated October 25, 1984 and incorporated herein by reference)

10.5 Rights Agreement, dated as of September 1, 1992, between Registrant and Society National Bank, as Rights Agent (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)
10.6 Fourth Amended and Restated Title Clearing Agreement (Lawyer's) between the Registrant, Fairfield Acceptance Corporation ("FAC"), Lawyer's Title Insurance Corporation, FNBB individually and in various capacities as agent and trustee, First Bank National Association, First Commercial Trust Company, N.A., First American Trust Company, N.A. and First Federal, dated September 1, 1992 (previously filed with the Registrant's Annual Report on Form 10-K dated December 31, 1992 and incorporated herein by reference)

10.7 Servicing Agreement between the Registrant, First Federal Savings and Loan Association of Charlotte ("First Federal") and First Commercial Bank, N.A., dated September 14, 1992 (previously filed with Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

10.8 Second Amended and Restated Title Clearing Agreement (Colorado) between the Registrant, FAC, Colorado Land Title Company, FNBB, First Bank National Association, First Commercial Trust Company, N.A. and First Federal, dated September 1, 1992 (previously filed with the Registrant's Annual Report on Form 10-K dated December 31, 1992 and incorporated herein by reference)

10.9 Westwinds Third Amended and Restated Title Clearing Agreement (Lawyers) between the Registrant, FAC, Fairfield Myrtle Beach, Inc., Lawyers Title Insurance Corporation, FNBB, and Resort Funding, Inc. dated November 15, 1992 (previously filed with the Registrant's Annual Report on Form 10-K dated December 31, 1992 and incorporated herein by reference)

10.10 Third Amended and Restated Revolving Credit Agreement between FAC and FNBB, dated as of September 28, 1993 (previously filed with Registrant's Current Report on Form 8-K dated October 1, 1993 and incorporated herein by reference)

10.11 Pledge and Servicing Agreement between Fairfield Funding Corporation ("FFC"), FAC, First Commercial Trust Company, N.A. and Texas Commerce Trust Company, N.A., dated September 28, 1993 (previously filed with Registrant's Current Report on Form 8-K filed October 1, 1993 and incorporated herein by reference)

10.12 Voting and Disposition Rights/Dividend Agreement between the Registrant and the Federal Savings and Loan Insurance Corporation, dated May 30, 1989, (previously filed with the Registrant's Current Report on Form 8-K on June 15, 1989 and incorporated herein by reference)

Exhibit
Number


10.13 First Amendment to Voting and Disposition Rights/Dividend Agreement referenced in 10.12 above (previously filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 and incorporated herein by reference)

10.14 Supervisory Agreement, dated as of August 26, 1992, between First Federal and the Office of Thrift Supervision (previously filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 and incorporated herein by reference)

10.15 Remarketing Agreement between the Registrant and First Federal, dated as of September 14, 1992 (previously filed with Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

10.16 Contract of Sale of Timeshare Receivables with Recourse, dated as of November 15, 1992, between Resort Funding, Inc. and Fairfield Myrtle Beach, Inc. (previously filed with Registrant's Annual Report on Form 10-K dated December 31, 1992 and incorporated herein by reference)

10.17 Receivable Purchase Agreement, dated as of September 28, 1993, between the Registrant, FAC, and FFC (previously filed with the Registrant's Current Report on Form 8-K filed October 1, 1993 and incorporated herein by reference)

10.18 Second Amended and Restated Operating Agreement, dated as of September 28, 1993, between the Registrant and FAC (previously filed with the Registrant's Quarterly Report on Form 10-Q dated September 30, 1993 and incorporated herein by reference)

10.19 Stock Purchase Agreement by and between the Registrant and F.F. Homes of Arizona, Inc. (previously filed with the Registrant's Current Report on Form 8-K filed November 3, 1993 and incorporated herein by reference)

10.20 Appointment and Acceptance Agreement, dated as of March 3, 1994, between the Registrant and FNBB appointing FNBB as successor Rights Agent (attached)

10.21 Letter of Intent for the sale of First Federal, dated as of December 15, 1993, between the Registrant and Security Capital Bancorp (previously filed with the Registrant's Current Report on Form 8-K filed December 21, 1993 and incorporated herein by reference)

10.22 Stock Purchase Agreement dated as of April 5, 1994, between the Registrant and Security Capital Bancorp (previously filed with the Registrant's Current Report on Form 8-K dated April 14, 1994 and incorporated herein by reference)

                                  COMPENSATORY PLANS OR ARRANGEMENTS

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

21          Subsidiaries of the Registrant (attached)

28 Ombudsman Report for the period ending December 31, 1993 related to the Registrant's Senior Subordinated Secured Notes (attached)