Form 10-Q/A
period 1994-03-31
FAIRFIELD COMMUNITIES INC
filed 1994-08-11
CIK 276189

Composite Copy
                                                        Reflecting Amendment
                                                        No. 1

                                        UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C.  20549

                                    FORM 10-Q/A (No.1)
     (Mark One)

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
                              DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.   Yes   X      No
                                 ----        -----
The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of May 6, 1994 totaled 9,890,239, of which 160,001 shares were held by wholly owned subsidiaries of the registrant.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

                          FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                         (In thousands)


                                             March 31,     December 31,
                                               1994            1993
                                               ----            ----
                                            (Unaudited)       (Note)
  ASSETS
     Cash and cash equivalents             $   2,737       $   4,475
     Loans receivable, net                   150,739         165,575
     Real estate inventories                  34,382          34,607
     Restricted cash accounts                 12,536          10,602
     Property and equipment, net               6,273           7,527
     Other assets                             21,499          23,326
     Net assets of discontinued operations    10,315           8,471
                                            --------        --------
                                            $238,481        $254,583
                                            ========        ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
     Liabilities:
       Financing arrangements               $123,757        $127,351
       Deferred revenue                       19,684          20,599
       Other liabilities                      28,626          36,192
       Net liabilities held for sale          17,776          23,293
                                            --------        --------
                                             189,843         207,435
                                            --------        --------
     Stockholders' equity:
       Common stock                              120             120
       Paid-in capital                        39,021          38,609
       Retained earnings                       9,497           8,419
                                            --------        --------
                                              48,638          47,148
                                            --------        --------
                                            $238,481        $254,583
                                            ========        ========

   Note: The consolidated balance sheet at December 31, 1993 has been derived from the audited consolidated financial statements at that date.

   See notes to consolidated financial statements.

                 FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                 Three Months Ended March 31, 1994 and 1993
               (Dollars in thousands, except per share amounts)
                               (Unaudited)

                                             1994              1993
                                             ----              ----
   REVENUES
     Vacation ownership, net               $ 6,398            $ 4,195
     Homes and lots, net                     1,795              1,799
     Property management                     2,740              2,190
     Interest                                5,324             10,703
     Other                                   3,203              2,290
                                           -------            -------
                                            19,460             21,177
                                           -------            -------
   EXPENSES
     Vacation ownership                      2,033              1,393
     Homes and lots                            973                804
     Provision for loan losses                 580                471
     Selling                                 4,306              3,352
     Property management                     2,385              2,362
     General and administrative              2,535              4,785
     Interest, net                           2,719              6,887
     Other                                   2,389                891
                                           -------            -------
                                            17,920             20,945
                                           -------            -------
   Earnings before provision for
   income taxes                              1,540                232
   Provision for income taxes                  462                146
                                           -------            -------
   Net earnings                            $ 1,078            $    86
                                           =======            =======


   NET EARNINGS PER SHARE
      Primary                                 $.10               $.01
                                              ====               ====
      Fully diluted                           $.09               $.01
                                              ====               ====

   WEIGHTED AVERAGE SHARES OUTSTANDING
      Primary                           11,095,519          11,134,117
                                        ==========          ==========
      Fully diluted                     11,710,273          11,722,352
                                        ==========          ==========

   See notes to consolidated financial statements.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1994 and 1993
                                 (In thousands)
                                   (Unaudited)


                                                 1994            1993
                                                 ----            ----
  OPERATING ACTIVITIES
  Earnings from operations                    $  1,078         $    86
  Adjustments to reconcile net earnings to
   net cash used in operations:
   Depreciation and amortization                   335            (758)
   Provision for loan losses                       580             471
   Earnings from unconsolidated affiliates        (354)            -
  Changes in operating assets and
   liabilities, net:
   Restricted cash accounts                     (1,934)           (13)
   Other                                        (1,567)        (2,313)
                                               -------        -------
  Net cash used in operating activities         (1,862)        (2,527)
                                               -------        -------
INVESTING ACTIVITIES
  Net purchases of property and equipment          (198)         (201)
  Principal collections on loans                 16,875        26,919
  Loans originated                               (5,403)      (12,287)
  Proceeds from sales of loans to third parties     -           8,087
  Purchases of investment and mortgage-backed
   securities                                       -         (16,749)
  Payments from maturing investment and
   mortgage-backed securities                       -          12,306
  Net cash received from unconsolidated
   affiliates                                       354           366
  Net investment activities of assets held
   for sale                                      (5,400)          -
  Net investment activities of discontinued
   operations                                    (2,510)       (1,126)
                                                -------      --------
  Net cash provided by investing activities       3,718        17,315
                                                -------      --------
FINANCING ACTIVITIES
  Proceeds from financing arrangements           27,088           -
  Repayments of financing arrangements          (30,682)      (17,116)
  Net increase in demand, savings and money
    market accounts                                 -             906
  Proceeds from sales of certificates of
   deposit                                          -           3,263
  Payments for maturing certificates of
   deposit                                          -          (9,052)
                                                -------      --------
  Net cash used in financing activities          (3,594)      (21,999)
                                                -------      --------
 Net decrease in cash and cash equivalents       (1,738)       (7,211)
 Cash and cash equivalents, beginning of
   period                                         4,475        60,921
                                               --------      --------
 Cash and cash equivalents, end of period      $  2,737      $ 53,710
                                               ========      ========

 See notes to consolidated financial statements.

                    FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    March 31, 1994
                                      (Unaudited)
   The   accompanying  unaudited      financial  statements   of  Fairfield
Communities, Inc. ("Fairfield") and its wholly owned subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements for the unaudited interim periods include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations of the Company for such periods. Results of operations for the period ended March 31, 1994 are not necessarily indicative of the results of operations that may be expected for a full year or any interim period. Certain previously reported amounts have been reclassified to conform to the presentation used for the current period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K, as amended, of the Company for the year ended December 31, 1993. The accompanying consolidated financial statements, and related notes thereto, include the accounts of Fairfield and its wholly owned subsidiaries, with all significant intercompany transactions eliminated.

NOTE 1 - FIRST FEDERAL
- - ------   -------------

     On April 6, 1994, Fairfield entered into a Stock Purchase Agreement to sell the stock (the "Sale") of its wholly owned subsidiary, First Federal Savings and Loan Association of Charlotte ("First Federal"), to Security Capital Bancorp ("SCBC").

     The Stock Purchase Agreement provides for a sales price of $40.4 million, which will be increased (subject to the limitation hereafter described)
to reflect the consolidated pretax net earnings of First Federal and its subsidiaries for the period from October 1, 1993 through the closing of the Sale, or decreased by the consolidated pretax net losses of First Federal and its subsidiaries during this time period, whichever is the case (the
"Sales Price").   The increase  for pretax  earnings of  First Federal  and
its subsidiaries cannot exceed $1.8 million plus, if the closing of the Sale occurs after August 1, 1994, in general, the pretax earnings or losses of First Federal and its subsidiaries from August 1, 1994 through the closing, provided that the foregoing amounts may be reduced under certain circumstances for reserves taken or losses (in excess of gains) on Excluded Assets (as defined below) after September 30, 1993. Up to approximately $1.4 million of the Sales Price is to be retained by SCBC to securitize Fairfield's obligation to indemnify SCBC against three existing lawsuits/claims which have been asserted against First Federal (the "Litigation Indemnity").

      As part of the proposed transaction,  Fairfield is to purchase for  cash
(a) at book value, net of reserves, up to approximately $19.8 million, as of March 31, 1994, of certain real estate, classified loans, joint venture interests and other assets owned by First Federal (the "Excluded Association Assets"), subject to the right of SCBC to elect for First Federal to retain all or part of such assets, and (b) lot and timeshare contracts receivable and related assets which First Federal previously acquired from Fairfield (the "Contracts Receivable"), having a book value less certain reserves and a weighted average yield at March 31, 1994, of approximately $49.7 million and 11.6%, respectively. The Excluded Association Assets and the Contracts Receivable are collectively referred to as the "Excluded Assets". Fairfield expects to dispose of certain of the Excluded Association Assets in one or more transactions, and otherwise to monetize the remaining Excluded Association Assets, following the closing of the Sale. Management intends to dispose of a substantial portion of the Excluded Association Assets by December 31, 1994.

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

      Fairfield had previously classified the First Federal segment as a discontinued operation. As a result of the retention of a significant amount of assets of First Federal, the consolidated financial statements have been revised to reflect the Sale as a disposal of a portion of a segment rather than a discontinued operation. As a result of this change, the consolidated statement of operations and cash flows for the three months ended March 31, 1993 include the operations and cash flows of First Federal. In addition, the assets to be sold and liabilities to be assumed by the purchaser have been included in the Consolidated Balance Sheet at December 31, 1993 and March 31, 1994 as "Net liabilities held for sale" (see Note 8). Pro forma financial information as if the Sale had occurred as of January 1, 1994 is as follows: Revenues - $19.5 million; earnings from continuing operations before gain on the Sale - $.7 million; earnings per share from continuing operations before gain on the Sale (primary) - $.07; earnings per share from continuing operations before gain on Sale (fully diluted) - $.06.

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
                                              ========         ========

     As of March 31, 1994 and December 31, 1993, contracts receivable include $48.1 million and $52.5 million, respectively, of contracts receivable owned by First Federal which are to be purchased by the Company (see Note 1).

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

                                      -7-

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

                                      -8-


NOTE 7 - FAIRFIELD ACCEPTANCE CORPORATION ("FAC")
- - -----    ---------------------------------------

       Condensed consolidated financial information for FAC is summarized as follows (In thousands):

                       Condensed Consolidated Balance Sheets

                                                 March 31,    December 31,
                                                   1994           1993
                                                   ----           ----
ASSETS
  Cash                                          $  1,037        $    711
  Loans receivable, net                           90,232          94,668
  Restricted cash and escrow accounts             12,536          10,602
  Due from parent                                  8,281           7,392
  Other assets                                     2,884           3,113
                                                --------        --------
                                                $114,970        $116,486
                                                ========        ========
LIABILITIES AND EQUITY
  Notes payable                                 $ 78,299        $ 81,559
  Revolving credit agreement                       4,958           4,283
  Accrued interest and other liabilities             708             745
  Equity                                          31,005          29,899
                                                --------        --------
                                                $114,970        $116,486
                                                ========        ========

                 Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 1994 and 1993

                                                  1994            1993
                                                  ----            ----
 Revenues                                        $3,189          $3,578
 Expenses                                         2,006           2,312
                                                 ------          ------
 Earnings before provision for income taxes       1,183           1,266
 Provision for income taxes                         453             485
                                                 ------          ------
 Net earnigs                                     $  730          $  781
                                                 ======          ======

NOTE 8 - NET LIABILITIES HELD FOR SALE
- - ------   ------------------------------

     A summary of net liabilities held for sale is as follows (In thousands):

                                              March 31,      December 31,
                                                1994              1993
                                                ----              ----
 Cash                                        $ 30,048          $ 14,205
 Loans receivable, net                        144,361           157,178
 Real estate owned                             15,722            15,322
 Investment and mortgage-backed securities     68,834            76,708
 Other                                         13,465            15,476
                                             --------          --------
                                              272,430           278,889
 Savings deposits                            (272,055)         (276,672)
 Advances from Federal Home Loan Bank         (13,886)          (20,907)
 Other liabilities                             (4,265)           (4,603)
                                            ---------          --------
 Net liabilities held for sale              $ (17,776)        $ (23,293)
                                            =========         =========

                                      -9-

NOTE 9 - DISCONTINUED OPERATIONS
- - ------   -----------------------
     A summary of net assets of discontinued operations is as follows (In thousands):

                                                March 31,   December 31,
                                                   1994         1993
                                                   ----         ----
Real estate inventories                          $   -       $ 15,652
Property and equipment                            11,968       21,429
                                                 -------     --------
                                                  11,968       37,081
Revolving credit agreements                         -         (19,933)
Notes payable                                     (1,447)      (2,458)
Accrual for losses                                  (206)      (6,219)
                                                 -------     --------
                                                 $10,315     $  8,471
                                                 =======     ========

    In   March  1994,  Fairfield  sold   the  stock  of   its  wholly  owned
subsidiaries, Fairfield Green Valley, Inc. and Fairfield Sunrise Village, Inc. (collectively, the "Arizona Subsidiaries") at approximate book value. The consideration received by Fairfield included (i) release of a lien on and transfer to Fairfield of 2,235,294 shares of Fairfield's Common Stock owned by the Arizona Subsidiaries and pledged to their primary lender, an affiliate of Bank of America Arizona (the "Bank"), (ii) release of a mortgage in favor of the Bank on a tract of unimproved property owned by Fairfield, and (iii) release from any further liability to the Bank. Subsequent to the closing, Fairfield recorded the shares of its Common Stock previously owned by the Arizona Subsidiaries as treasury stock.

NOTE 10 - CONTINGENCIES
- - -------   -------------

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- - ------   -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

     The disposal of First Federal had previously been recorded as a disposal of a segment whereby the operations and cash flows of First Federal were reported as those of discontinued operations. As a significant amount of the assets of First Federal are to be retained, the consolidated financial statements have been revised to reflect the disposal of First Federal as a disposal of a portion of a segment rather than as a discontinued operation. Specifically, this results in the operations and cash flows of First Federal, for periods prior to January 1, 1994, being included in the Consolidated Financial Statements of Earnings and Cash Flows. For periods subsequent to January 1, 1994, the operations of First Federal which relate to the assets to be sold and the liabilities to be assumed by the purchaser have been deferred as a net gain on the disposal of First Federal is anticipated. In addition, the net liabilities to be sold have been recorded in the December 31, 1993 and March 31, 1994 Consolidated Balance Sheets as "Net liabilities held for sale".

     For purposes of management's discussion and analysis, the consolidated statement of earnings for the three months ended March 31, 1993 has been adjusted to exclude the effects of the operations related to the assets of First Federal which are to be sold and the liabilities which are to be assumed by the purchaser. As a result, interest income totals $6.5 million, interest expense totals $4.3 million and general and administrative expense totals $2.6 million.

RESULTS OF OPERATIONS

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

      Interest
      --------

      Interest income totaled $5.3 million for the three months ended March 31, 1994 as compared to $6.5 million for the three months ended March 31, 1993. The decrease is primarily attributable to a lower average balance of outstanding contracts receivable (1994 - $151.3 million; 1993 - $191.3 million), resulting primarily from principal collections exceeding originations.

      Interest expense, net of capitalized interest, totaled $2.7 million and $4.3 million for the three months ended March 31, 1994 and 1993, respectively. The decrease is primarily attributable to the restructuring of the Company's debt in September 1993 which contributed to (i) reductions in the average outstanding balance of interest-bearing debt (1994 - $124.6 million; 1993 - $138.4 million) and (ii) a decrease in the weighted average interest rates between the respective periods.

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

FINANCIAL CONDITION

     Total consolidated assets of the Company decreased $16.1 million from December 31, 1993 to March 31, 1994. The decrease in assets is primarily attributable to a $14.8 million decrease in loans receivable resulting primarily from principal collections exceeding origination of receivables. Total consolidated liabilities of the Company decreased $17.6 million from December 31, 1993 to March 31, 1994 and is primarily attributable to (i) a $5.5 million decrease in net liabilities held for sale and (ii) a $3.6 million net decrease in financing arrangements. The reduction in net liabilities held for sale was primarily attributable to a decrease in the liabilities of First Federal of $12 million, which was partially offset by a $6.5 million decrease in the assets of First Federal (see Note 8 of "Notes to Consolidated Financial Statements").

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

Part II - Other Information
- - -------   -----------------

Item 1 - Legal Proceedings
- - ------   -----------------
              Incorporated by reference. See Note 10 of "Notes to Consolidated Financial Statements".

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


                                   FAIRFIELD COMMUNITIES, INC.



Date:  May 10, 1994                /s/Robert W. Howeth
      ----------------             ----------------------------------------
                                      Robert W. Howeth, Senior Vice President,
                                       Chief Financial Officer and Treasurer



Date:  May  10, 1994               /s/William G. Sell
     -----------------             ----------------------------------------
                                      William G. Sell, Vice President/
                                       Controller (Chief Accounting
                                       Officer)

                                  SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FAIRFIELD COMMUNITIES, INC.




Date:   August 9, 1994                /s/William G. Sell
       -----------------                 ---------------------------------
                                         William G. Sell, Vice President/
                                          Controller (Chief Accounting
                                          Officer)
                                     -18-


                          FAIRFIELD COMMUNITIES, INC.
                                EXHIBIT INDEX

Exhibit
Number
- - -------

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


                                     -19-