Form 10-Q
period 1994-06-30
FAIRFIELD COMMUNITIES INC
filed 1994-08-15
CIK 276189

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-Q
   (Mark One)

         [X]      Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

               For the quarter ended June 30, 1994
         [  ]     Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities
Exchange  Act of 1934 subsequent   to the  distribution of  securities under
a plan  confirmed by a court. Yes   X      No
                                  ------      ------
The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of August 1, 1994 totaled 10,079,695, of which 160,001 shares were held by wholly owned subsidiaries of the registrant.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                     FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                   (In thousands)


                                            June 30,            December 31,
                                             1994                  1993
                                             ----                  ----
                                          (Unaudited)             (Note)
ASSETS
  Cash and cash equivalents               $  2,638             $  4,475
  Loans receivable, net                    148,574              165,575
  Real estate inventories                   35,063               34,607
  Restricted cash accounts                  12,533               11,846
  Property and equipment, net                5,610                7,527
  Investments in unconsolidated affiliates   5,790                5,790
  Net assets of discontinued operations      7,897                8,471
  Other assets                              15,998               16,292
                                          --------             --------
                                          $234,103             $254,583
                                          ========             ========


LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
   Financing arrangements                 $119,514             $127,351
   Deferred revenue                         19,305               20,599
   Accounts payable                          6,694                7,158
   Accrued interest                          6,021                6,890
   Income taxes payable                      2,775                2,589
   Other liabilities                        15,045               19,555
   Net liabilities held for sale            12,427               23,293
                                          --------             --------
                                           181,781              207,435
                                          --------             --------

Stockholders' equity:
  Common stock                                 120                  120
  Paid-in capital                           40,031               38,609
  Retained earnings                         12,171                8,419
                                          --------             --------
                                            52,322               47,148
                                          --------             --------
                                          $234,103             $254,583
                                          ========             ========









Note: The consolidated balance sheet at December 31, 1993 has been derived from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                      FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF EARNINGS
                     (Dollars in thousands, except per share amounts)
                                      (Unaudited)


                                   Three Months Ended   Six Months Ended
                                         June 30,           June 30,
                                   ------------------   -----------------
                                   1994         1993     1994       1993
                                   ----         ----     ----       ----
REVENUES
 Vacation ownership, net         $16,135      $ 9,451   $22,533    $13,646
 Homes and lots, net               4,457        3,153     6,252      4,952
 Property management               2,956        3,185     5,696      5,375
 Interest                          4,905        6,174    10,229     12,554
 Savings and loan operations         -          5,023       -        9,839
 Other                             2,512        3,908     5,715      5,705
                                 -------       -------  -------    -------
                                  30,965       30,894    50,425     52,071
EXPENSES
 Vacation ownership                4,949        2,574     6,982      3,967
 Homes and lots                    1,791        1,235     2,764      2,039
 Provision for loan losses         1,396          935     1,976      1,371
 Selling                           9,009        5,655    13,315      9,007
 Property management               2,460        2,863     4,845      5,225
 General and administrative        2,539        2,482     5,074      5,038
 Interest, net                     2,820        3,886     5,539      8,151
 Savings and loan operations         -          5,003       -        9,914
 Other                             2,181        1,300     4,570      2,166
                                 -------      -------   -------    -------
                                  27,145       25,933    45,065     46,878
                                 -------      -------   -------    -------
Earnings before provision
 for income taxes                  3,820        4,961     5,360      5,193
Provision for income taxes         1,146        1,639     1,608      1,785
                                 -------      -------   -------    -------
Net earnings                     $ 2,674      $ 3,322   $ 3,752    $ 3,408
                                 =======      =======   =======    =======

EARNINGS PER SHARE
  Primary                           $.24        $.30       $.34       $.31
                                    ====        ====       ====       ====
  Fully diluted                     $.23        $.28       $.32       $.29
                                    ====        ====       ====       ====

WEIGHTED AVERAGE SHARES OUTSTANDING
  Primary                     11,047,737  11,134,117 11,071,780 11,134,117
                              ==========  ========== ========== ==========
  Fully diluted               11,670,802  11,722,352 11,707,953 11,722,352
                              ==========  ========== ========== ==========


 See notes to consolidated financial statements.

                 FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1994 and 1993
                                 (In thousands)
                                   (Unaudited)

                                                  1994              1993
                                                  ----              ----
OPERATING ACTIVITIES
 Net earnings                                  $  3,752           $ 3,408
 Adjustments to reconcile
  net earnings to net cash
  provided by operating activities:
  Depreciation                                      444               740
  Amortization of premiums and
   valuation discounts, net                         257            (2,057)
  Provision for loan losses                       1,976             1,545
  Earnings from unconsolidated affiliates          (707)           (1,465)
 Changes in operating assets and liabilities, net:
  Restricted cash accounts                         (687)                1
  Other                                          (1,055)            1,316
                                                -------           -------
Net cash provided by operating activities         3,980             3,488
                                                -------           -------

INVESTING ACTIVITIES
 Net purchases of property and equipment           (178)             (828)
 Principal collections on loans                  35,199            60,726
 Loans originated or acquired                   (22,992)          (47,596)
 Proceeds from sales of loans to third parties      -              17,300
 Purchases of investment and
  mortgage-backed securities                        -             (34,949)
 Payments from maturing investment and
  mortgage-backed securities                        -              17,894
 Net cash received from unconsolidated
  affiliates                                        707             1,885
 Net investment activities of
  discontinued operations                           (92)               35
 Net investment activities of
  net liabilities held for sale                 (10,624)              -
                                               --------          --------
 Net cash provided by investing activities        2,020            14,467
                                               --------          --------
FINANCING ACTIVITIES
 Proceeds from financing arrangements            75,923              8,500
 Repayments of financing arrangements           (83,760)           (35,335)
 Net increase in demand, savings and
  money market accounts                             -                2,750
 Proceeds from sales of certificates
  of deposit                                        -                7,649
 Payments for maturing certificates
  of deposit                                        -              (20,955)
                                               --------           --------
 Net cash used in financing activities           (7,837)           (37,391)
                                               --------           --------
 Net decrease in cash and cash equivalents       (1,837)           (19,436)
 Cash and cash equivalents,
  beginning of period                             4,475             60,921
                                               --------           --------
 Cash and cash equivalents, end of period      $  2,638           $ 41,485
                                               ========           ========

 See notes to consolidated financial statements.

                    FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1994
                                   (Unaudited)

     The accompanying unaudited financial statements of Fairfield Communities, Inc. ("Fairfield") and its wholly owned subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements for the unaudited interim periods include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation  of  the  financial  position and the results of operations of the Company for such periods. Results of operations for the periods ended June 30, 1994 are not necessarily indicative of the results of operations that may be expected for a full year or any interim period. Certain previously reported amounts have been reclassified to conform to the presentation used for
the current period.   For further  information, refer to  the consolidated
financial statements and footnotes thereto included in the Annual Report on Form 10-K, as amended, of the Company for the year ended December 31, 1993. The accompanying consolidated financial statements, and related notes thereto, include the accounts of the Company with all significant intercompany transactions eliminated.

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

     As part of the proposed transaction, Fairfield is to purchase for cash
(a) at book value, net of reserves, up to approximately  $17.3 million, as of
 June 30, 1994,   certain real estate, classified loans,  joint venture
interests and other assets owned by First Federal (the "Excluded Association Assets"), subject to the right of SCBC to elect for First Federal to retain all or part of such assets, and (b) lot and timeshare contracts receivable and related assets which First Federal previously acquired from Fairfield (the "Contracts Receivable"), having a book value less certain reserves and a weighted average yield, at June 30, 1994, of approximately $45.3 million and
11.6%, respectively.   The Excluded Assocation Assets and Contracts Receivable
are collectively referred to as the "Excluded Assets". Fairfield expects to dispose of certain of the Excluded Association Assets in one or more transactions and otherwise to monetize the remaining Excluded Association Assets, following the closing of the Sale. Management intends to dispose of a substantial portion of the Excluded Association Assets by December 31, 1994.

    Approximately $2.9 million of the Excluded Association Assets are to be pledged to SCBC, to provide additional security with respect to both the Litigation Indemnity and the general indemnities under the Stock Purchase
Agreement.   Fairfield has certain rights to substitute collateral in connection with such pledge, including the right to substitute $0.60 to $0.70 of cash for every $1.00 of net book value of Excluded Association Assets so pledged.

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

    Management estimates that the Sale will result in a net gain of approximately $5.5 million after taking into account (i) writedowns related to the Excluded Assets estimated at approximately $4.0 million based upon Fairfield's accelerated method of disposal of these assets subsequent to the consummation of the Sale, and (ii) anticipated selling expenses, including professional fees and other direct expenses of approximately $3.3 million.

     The Sale is subject to numerous conditions, including obtaining the necessary approval from Fairfield's stockholders. There is no assurance
that the conditions to closing  will be satisfied.   Assuming such conditions
to closing are satisfied and the approvals are obtained, the sale is expected to close by September 30, 1994.

     The operations related to the assets to be sold and the liabilities to be assumed by the purchaser for periods prior to January 1, 1994 have been reflected in the Consolidated Statements of Earnings as "Savings and loan
operations".   Effective January 1, 1994, the net savings and loan operations have been deferred as the Company estimates that the Sale will result in a net
gain.   Additionally, the assets to be sold and the liabilities to be assumed by the purchaser are included in "Net liabilities held for sale" in the Consolidated Balance Sheets as of June 30, 1994 and December 31, 1993.

     A summary of net liabilities held for sale is as follows (In thousands):

                                        June 30,         December 31,
                                          1994               1993
                                          ----               ----
Cash                                   $ 10,089           $ 14,205
Loans receivable, net                   145,257            157,178
Real estate owned                        13,725             15,322
Investment and mortgage-
 backed securities                       75,279             76,708
Other                                    14,560             15,476
                                       --------           --------
                                        258,910            278,889
Savings deposits                       (253,889)          (276,672)
Advances from Federal Home Loan Bank    (12,858)           (20,907)
Other liabilities                        (4,590)            (4,603)
                                      ---------          ---------
                                      $ (12,427)         $ (23,293)
                                      =========          =========

    Pro forma financial information for the six months ended June 30, 1994 as if the Sale had occurred as of January 1, 1994 is as follows: revenues - $50.4 million; earnings from continuing operations before gain on the Sale - $3.0 million; earnings per share from continuing operations before gain on the Sale (primary) - $.27; earnings per share from continuing operations before gain on Sale (fully diluted) - $.26.


NOTE 2 - VACATION OWNERSHIP SALES
- - ------   ------------------------

    Vacation ownership sales are summarized as follows (In thousands):

                                   Three Months Ended     Six Months Ended
                                        June 30,              June 30,
                                   ------------------     ----------------
                                   1994           1993    1994        1993
                                   ----           ----    ----        ----
Vacation ownership sales          $15,731      $ 9,571  $21,486     $13,425
Less: Deferred revenue on
       current year sales, net       (325)        (889)  (1,054)       (947)
Add:  Deferred revenue on
       prior year sales               729          769    2,101       1,168
                                  -------       ------  -------      ------
                                  $16,135       $9,451  $22,533     $13,646
                                  =======       ======  =======     =======

NOTE 3 - LOANS RECEIVABLE
- - ------   ----------------

      Loans receivable consisted of the following (In thousands):

                                           June 30,            December 31,
                                             1994                  1993
                                             ----                  ----
Contracts                                  $147,574             $159,874
Mortgages                                    12,815               17,366
                                           --------             --------
                                            160,389              177,240
Less:  Allowance for loan losses            (11,284)             (10,992)
       Unamortized valuation discount          (531)                (673)
                                           --------             --------
                                           $148,574             $165,575
                                           ========             ========


     Contracts receivable at June 30, 1994 and December 31, 1993 includes $43.6 million and $52.5 million, respectively, of contracts receivable owned by First Federal which are to be purchased by Fairfield (see Note 1).

NOTE 4 - REAL ESTATE INVENTORIES
- - ------   -----------------------

      Real estate inventories are summarized as follows (In thousands):

                                           June 30,            December 31,
                                             1994                  1993
                                             ----                  ----
Land:
  Under development                       $ 8,850               $ 9,490
  Undeveloped                              15,050                14,771
                                          -------               -------
                                           23,900                24,261
                                          -------               -------
Residential housing:
  Vacation ownership                        9,314                 8,759
  Homes                                     1,849                 1,587
                                          -------               -------
                                           11,163                10,346
                                          -------               -------
                                          $35,063               $34,607
                                          =======               =======

NOTE 5 - FINANCING ARRANGEMENTS

      Financing arrangements are summarized as follows (In thousands):

                                             June 30,         December 31,
                                               1994                 1993
                                               ----                 ----
Revolving credit agreements                 $ 11,321            $ 12,223
Notes payable                                 93,423             100,358
Senior Subordinated Notes                     14,770              14,770
                                            --------            --------
                                            $119,514            $127,351
                                            ========            ========

    Notes payable include $76.3 million and $81.6 million at June 30, 1994 and December 31, 1993, respectively, of 7.6% Notes (the "FFC Notes") secured by a pool of contracts receivable totaling $85.4 million and $91.8 million, respectively.

NOTE 6 - SUPPLEMENTAL INFORMATION
- - ------   ------------------------

     Other revenues for the six months ended June 30, 1994 and 1993 include cash distributions totaling $.7 million and $1.4 million, respectively, related to the Company's 35% partnership interest in Harbour Ridge, Ltd., a limited partnership engaged in the development of a tract of land in St. Lucie,
 Florida. Also included in other revenues for the six months ended June 30, 1993 is (i) $.5 million related to the recovery on a previously written off note receivable and (ii) $.5 million related to the recovery of certain professional fees. There were no similar revenues for the six months ended June 30, 1994.

      Other revenues and expenses for the six months ended June 30, 1994 also include $3.3 million and $3.0 million, respectively, relating to bulk
asset sales and  related cost of sales.   During the six months ended
June  30,  1993,  bulk  asset  sales  and  related costs  of  sales  totaled
 $1.1  million  and  $.8  million, respectively.

       For each of the six month periods ended June 30, 1994 and 1993, benefits realized from the utilization of pre-confirmation net operating loss carryforwards and recognition of pre-confirmation deductible temporary differences of $1.4 million were recorded as reductions of the Company's valuation allowance for deferred tax assets and as additions to paid-in capital. The effective tax rate for the three and six months ended June 30, 1994 varies with the statutory rate due to adjustments to reduce tax accruals to reflect current estimates of liabilities as well as adjustments to reduce other expense accruals which were considered nondeductible in prior periods.

       Reorganization expenses paid totaled $.5 million and $4.2 million for the six months ended June 30, 1994 and 1993, respectively. Interest paid totaled $12.1 million and $14.9 million for the six months ended June 30, 1994 and 1993, respectively. Of these amounts, $6.3 million and $6.7 million, respectively, were related to First Federal.




NOTE 7 - FAIRFIELD ACCEPTANCE CORPORATION ("FAC")

         Condensed consolidated financial information for FAC is summarized as follows (In thousands):

                      Condensed Consolidated Balance Sheets

                                         June 30,              December 31,
                                           1994                    1993
                                           ----                    ----
ASSETS
  Cash                                  $    648                $    711
  Loans receivable, net                   91,358                  94,668
  Restricted cash and escrow accounts     10,397                  10,602
  Due from parent                         11,370                   7,392
  Other assets                             2,424                   3,113
                                        --------                --------
                                        $116,197                $116,486
                                        ========                ========
LIABILITIES AND EQUITY
  Notes payable                         $ 76,280                $ 81,559
  Revolving credit agreement               7,235                   4,283
  Accrued interest and other liabilities     613                     745
  Equity                                  32,069                  29,899
                                        --------                --------
                                        $116,197                $116,486
                                        ========                ========


                    Condensed Consolidated Statements of Operations

                                 Three Months Ended   Six Months Ended
                                        June 30,          June 30,
                                 ------------------   ----------------
                                1994           1993   1994        1993
                                ----           ----   ----        ----
Revenues                       $3,117         $3,941 $6,306      $7,519
Expenses                        1,979          2,123  3,985       4,435
                               ------         ------ ------      ------
Earnings before provision
 for income taxes               1,138          1,818  2,321       3,084
Provision for income taxes        436            696    889       1,181
                               ------         ------ ------      ------
Net earnings                   $  702         $1,122 $1,432      $1,903
                               ======         ====== ======      ======

NOTE 8 - DISCONTINUED OPERATIONS
- - ------   -----------------------

   A summary of net assets of discontinued operations is as follows (In thousands):

                                                 June 30,     December 31,
                                                   1994          1993
                                                   ----          ----
Property and equipment                           $ 9,936       $21,429
Real estate inventories                              -          15,652
                                                 -------       -------
                                                   9,936        37,081
Revolving credit agreement                           -         (19,933)
Notes payable                                     (1,447)       (2,458)
Accrual for losses                                  (592)       (6,219)
                                                 -------       -------
                                                 $ 7,897      $  8,471
                                                 =======      ========

    In March 1994, Fairfield sold the stock of its wholly owned subsidiaries, Fairfield Green Valley, Inc. and Fairfield Sunrise Village, Inc. (collectively, the "Arizona Subsidiaries") at approximate book value. The consideration received by Fairfield included (i)release of a lien on and transfer to Fairfield
of  2,235,294 shares of Fairfield's  Common   Stock    owned  by  the  Arizona
Subsidiaries and pledged to their primary lender,an affiliate of Bank of America Arizona (the "Bank"),(ii) release of a mortgage in favor of the Bank on a tract of unimproved property owned by Fairfield, and (iii) release from any further liability to the Bank. Subsequent to the closing, Fairfield recorded the shares of its Common Stock previously owned by the Arizona Subsidiaries as treasury stock.

NOTE 9 - CONTINGENCIES
- - ------   -------------

    In June 1992, the Pagosa Lakes Property Owners Association ("PLPOA") filed an adversary proceeding in the Bankruptcy Court for the Eastern District of Arkansas, Western Division (the"Bankruptcy Court") asserting equitable ownership or lien interests in certain recreational amenities, including golf courses. In March 1994, the Bankruptcy Court issued its decision upholding Fairfield's ownership of the Pagosa recreational amenities,subject to a restrictive covenant allowing Pagosa property owners and their guests to use the recreational amenities. The PLPOA has filed an appeal of the Bankruptcy Court's decision with the United States District Court,Eastern District of Arkansas, Western Division. The issues on appeal have been briefed and the parties are awaiting a decision.

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

   The PLPOA and Archuleta County have filed claims, which are largely duplicative, in the Bankruptcy Court for approximately $10.4 million and $9.7 million, respectively,for promised improvements to be constructed at the Pagosa, Colorado resort site and other matters. Any claim allowed by the Bankruptcy Court would be limited in recovery under the Plan of Reorganization to Fairfield Common Stock. Trial was held in May, 1994, and the parties are in the process of briefing the issues associated with these claims. No decision has been rendered.

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

     On December 10, 1993, Charlotte T. Curry, who, with her husband, purchased a lot from Fairfield under an installment sale contract subsequently sold to First Federal, filed suit against First Federal, currently pending in Superior Court in Mecklenburg County, North Carolina, alleging breach of contract, breach of fiduciary duty and unfair trade practices. On April 8, 1994, the complaint was amended, (a) adding Fairfield as a party, (b) adding an additional count against both Fairfield and First Federal alleging violation of the North Carolina's Racketeer Influenced and Corrupt Organizations ("RICO") Statute and
(c) adding a count against Fairfield alleging fraud. The litigation, which seeks class action certification, contests the method by which Fairfield calculated refunds for lot purchasers whose installment sale contracts were canceled due to failure to complete payment of the deferred sales price for the lot. Most installment lot sale contracts require Fairfield to refund to a defaulting purchaser the amount paid in principal, after deducting the greater of (a)15% of the purchase price of the lot or (b) Fairfield's actual damages. The plaintiff disputes Fairfield's method of calculating damages, which has historically included certain sales, marketing and other expenses. In the case of Ms. Curry's lot, the amount of refund claimed as having been improperly retained is approximately $3,600. The Curry lawsuit seeks damages, punitive damages, treble damages under North Carolina law for unfair trade practices and RICO,prejudgment interest and attorney's fees and costs. By order dated July 6, 1994, the court dismissed Ms. Curry's claims for (a) breach of contract, due to the statute of limitations, (b) breach of fiduciary duty, due to the lack of a fiduciary duty and the statute of limitations,(c) fraud, due to the statute of limitations, and
d) RICO, due to failure to state a claim. The court, following a hearing on August 9,1994, verbally dismissed Ms. Curry's claim against Fairfield for unfair trade practices and required that Ms. Curry add her husband as an additional plaintiff and indispensable party to the action within 30 days, failing which, the action would be dismissed. The court has not yet addressed whether Ms. Curry is an appropriate class representative and has not certified the case as a class action.
    Fairfield  and  First  Federal  intend   to  defend  the  Curry  litigation
vigorously. Fairfield also cancels defaulted lot installment sales contracts owned by it and its subsidiaries (other than First Federal), using the same method of calculating refunds as is at issue in the Curry litigation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- - ------   -----------------------------------------------------------------------
          OF OPERATIONS
          --------------

RESULTS OF CONTINUING OPERATIONS

SIX MONTHS ENDED JUNE 30, 1994 COMPARE TO SIX MONTHS ENDED JUNE 30, 1993

     Vacation Ownership
     ------------------

      Gross vacation ownership interval ("VOI") revenues totaled $21.5 million and $13.4 million for the six months ended June 30, 1994 and 1993, respectively. This improvement is reflective of (i) increased sales volumes at several of the Company's sites and (ii) additional sales at the Company's newest destination site at Branson, Missouri, which began sales efforts in June 1993.

     Net VOI revenues increased to $22.5 million for the six months ended June 30, 1994 from $13.6 million for the six months ended June 30, 1993. The increase in net VOI revenues is attributable to the same factors as noted above, plus the recognition of an additional $.8 million in 1994 of previously deferred revenue related to the percentage of completion method of accounting. Under this method, the portion of revenues attributable to costs incurred as compared to total estimated construction costs and selling expenses,is recognized in the period of sale. The remaining revenue is deferred and recognized as the remaining costs are incurred.

     VOI cost of sales, as a percentage of revenues, was 31% for the six months ended June 30, 1994 as compared to 29.1% from the comparable period in 1993. The fluctuation in the percentage is primarily attributable to the mix of the products sold and the varying acquisition and development costs at certain sites Selling expenses, including commissions, for both VOI and lot sales, as a percentage of related revenues, were 48.4% and 50.1%, for the six months ended June 30, 1994 and 1993, respectively. The decrease in selling expenses, as a percentage of related revenues, is primarily attributable to efficiencies in sales overhead resulting from increases in sales volumes.

     Homes and Lots
     --------------

     In 1994 and 1993, sales of homes and lots were concentrated primarily with the Company's development located at Fairfield Glade, Tennessee. Home and lot revenues at Fairfield Glade totaled $5.3 million and $4.2 million for the six months ended June 30, 1994 and 1993, respectively. The Company anticipates that future sales of homes and lots will continue to be concentrated at Fairfield Glade.

     Property Management
     -------------------

     Net property management income totaled $.9 million for the six months ended June 30, 1994 as compared to $.2 million for the six months ended June 30, 1993. This improvement reflects increased property management revenues coupled with more effective cost controls.

      Interest
      --------

      Interest income totaled $10.2 million for the six months ended June 30, 1994 as compared to $12.6 million for the six months ended June 30, 1993. The decrease in 1994 is primarily attributable to a lower average balance of outstanding contracts receivable (1994 - $149.7 million; 1993 - $186.5 million), resulting primarily from principal collections exceeding originations.

    Interest expense, net of capitalized interest, totaled $5.5 million and $8.2 million for the six months ended June 30, 1994 and 1993, respectively. The decrease in 1994 is primarily attributable to the restructuring of the Company's debt in September 1993 which contributed to (i) reductions in the average outstanding balance of interest-bearing debt (1994 - $122.8 million; 1993 - $132.9 million) and (ii) a decrease in the weighted average interest rates between the respective periods.

     Other
     ----

     Other revenues for the six months ended June 30, 1994 and 1993 include cash distributions totaling $.7 million and $1.4 million,respectively, related to the Company's 35% partnership interest in Harbour Ridge, Ltd., a limited partnership engaged in the development of a tract of land in St. Lucie, Florida. Also included in other revenues for the six months ended June 30, 1993 is (i) $.5 million related to the recovery on a previously written off note receivable and
(ii) $.5 million related to the recovery of certain professional fees. There were no similar revenues for the six months ended June 30, 1994.

     Other revenues and expenses for the six months ended June 30, 1994 also include $3.3 million and $3.0 million,respectively, relating to bulk asset sales and related cost of sales. During the six months ended June 30, 1993, bulk asset sales and related costs of sales totaled $1.1 million and $.8 million, respectively.

THREE MONTHS ENDED JUNE 30, 1994 COMPARED TO THREE MONTHS ENDED JUNE 30, 1993

     Revenue and expense trends for the three months ended June 30, 1994 were generally consistent with those of the related six month period as described above with (i) an increase in gross and net VOI sales, (ii) a slight decrease in selling expenses as a percentage of related revenues, and (iii) decreases in interest income and interest expense.

      Other revenues for the three months ended June 30, 1994 and 1993 include cash distributions totaling $.3 million and $1.1 million, respectively, related to the Company's 35% partnership interest in Harbour Ridge, Ltd. Also included in other revenues for the three months ended June 30, 1993 is (i) $.5 million related to the recovery on a previously written off note receivable and (ii) $.5
million related to the  recovery of certain  professional fees.   There were no
similar revenues for the three months ended June 30, 1994.

      Other revenues and expenses for the three months ended June 30, 1994 include $1 million and $.9 million, respectively, relating to bulk asset sales and related cost of sales. During the three months ended June 30, 1993, bulk asset sales and related costs of sales totaled $.7 million and $.4 million, respectively.

PROVISION FOR INCOME TAXES

     For each of the six month periods ended June 30, 1994 and 1993, benefits realized from the utilization of pre-confirmation net operating loss carryforwards and recognition of pre-confirmation deductible temporary differences of $1.4 million were recorded as reductions of the Company's valuation allowance for deferred tax assets and as additions to paid-in capital. The effective tax rate for the three and six months ended June 30, 1994 varies with the statutory rate due to adjustments to reduce tax accruals to reflect current estimates of liabilities as well as adjustments to reduce other expense accruals which were considered nondeductible in prior periods.

FINANCIAL CONDITION

     Total consolidated assets of the Company decreased $20.5 million from December 31, 1993 to June 30, 1994. The decrease in assets is primarily attributable to a $17 million decrease in loans receivable resulting primarily from principal collections exceeding origination of receivables. Total consolidated liabilities of the Company decreased $25.7 million from December 31

1993 to June 30, 1994 and is primarily attributable to (i) a $10.9 million decrease in net liabilities held for sale and (ii)a $7.8 million net decrease in financing arrangements. The reduction in net liabilities held for sale was primarily attributable to a decrease in the liabilities of First Federal of$30.9 million, which was partially offset by a $20 million decrease in the assets of First Federal (see Note 1 of "Notes to Consolidated Financial Statements").

     Other variations in the Company's assets and liabilities generally reflect the revenue and expense activities the Company experienced during the six months ended June 30, 1994.

LIQUIDITY AND CAPITAL RESOURES

     Cash and cash equivalents of the Company decreased $1.8 million from December 31, 1993 to June 30, 1994. During the six months ended June 30, 1994, the Company generated $35.2 million of cash from principal collections on loans receivable (including $9.1 million related to contracts receivable held by First Federal) which was partially offset by $23 million of loan originations. Using available cash, the Company reduced the outstanding balances of its financing arrangements by $7.8 million.

      The Company has sources of funds from two revolving credit agreements. Fairfield and certain of its subsidiaries are borrowers under the Amended and Restated Revolving Credit Agreement (the "FCI Agreement") with FNBB. The FCI Agreement provides for revolving loans of up to $25 million (including up to $7 million for letters of credit), bearing interest at FNBB's base rate plus 1.5%. The FCI Agreement also provides for an annual facility fee of 1% of the total commitment. The revolving loans mature on September 28, 1996, if not extended in accordance with the terms of the agreement. The FCI Agreement is collateralized by substantially all of the borrowers' loans receivable and real estate inventories with FAC being a guarantor pursuant to the FCI Agreement. At June 30, 1994, Fairfield had outstanding borrowings under the FCI Agreement totaling $4.1 million, additional borrowing availability of $15.9 million, and outstanding letters of credit totaling $.4 million.

    FAC is the borrower under the Third Amended and Restated Revolving Credit Agreement (the "FAC Agreement") with FNBB. The FAC Agreement provides for revolving loans of up to $35 million (including up to $1 million for letters of credit), bearing interest at FNBB's base rate plus .75%. The FAC Agreement also provides for an annual facility fee of 1% of the total commitment amount. The revolving loans mature on September 28, 1996, if not extended in accordance with the terms of the agreement. The FAC Agreement is collateralized by certain loans receivable with Fairfield being a guarantor pursuant to the FAC Agreement. At June 30, 1994, FAC had outstanding borrowings under the FAC Agreement totaling $7.2 million and no additional borrowing availability.

    An additional source of funds is the Company's ability to securitize contracts receivable pursuant to a receivable purchase agreement (the "Agreement") related to the Company's FFC Notes. The Agreement provides for the principal amounts collected from the contracts receivable pool to be reinvested into additional contracts receivable limited monthly to (i) the availability of eligible contracts as defined in the Agreement and (ii) the amounts accumulated in the reinvestment account. During the six months ended June 30, 1994, the Company securitized $9.6 million of contracts receivable. The excess of funds held in the reinvestment account over $6 million, determined on a monthly basis, is to be used to reduce the FFC Notes. During the six months ended June 30, 1994, the outstanding balance of the FFC Notes was reduced by $5.3 million. The reinvestment period expires March 31, 1995.

     The Company expects to finance its future operating cash needs from (i) principal collections from its loans receivable, (ii) borrowings under the revolving credit facilities and, in the short-term, the securitization of additional eligible contracts receivable during the reinvestment period provided by the Agreement, (iii) operating cash flows, (iv) proceeds from asset sales and
(v) other financings that it may obtain in the future.

     On April 6, 1994, Fairfield entered into a Stock Purchase Agreement to sell the stock (the "Sale") of its wholly owned subsidiary, First Federal Savings and Loan Association of Charlotte ("First Federal"), to Security Capital Bancorp ("SCBC"). Fairfield expects to utilize (a) the cash portion of the Sales Price to fund the purchase of the Excluded Association Assets and (b) the remaining cash portion of the Sales Price, plus proceeds from borrowings under the Company's revolving credit agreements with FNBB, to fund the purchase of the Contracts Receivable. Under the Company's revolving credit agreements, in general, within applicable loan limits, $0.75 of additional borrowing availability is created for each $1.00 in outstanding principal balance of qualifying Contracts Receivable pledged to FNBB (see Note 1 of "Notes to Consolidated Financial Statements").

     FIRST FEDERAL

     Cash flows from First Federal are currently restricted as to use by First Federal and are generally not available to fund any of the Company's other operations. In 1994, principal collections from the contracts receivable included in assets of continuing operations totaled $9.1 million. Once these assets are acquired by Fairfield, the cash flow therefrom will be that of the Company. The following cash flow data reflects the cash flow from First Federal's total operations.

      For the six months ended June 30, 1994, cash from operations for First Federal totaled $4.8 million. During the same period, cash provided from First Federal's investing activities totaled $21.3 million resulting primarily from
(i)$18.8 million in proceeds from the sale of loans to third parties, (ii) net increases in investment and mortgage-backed securities of $1.4 million and (iii) loan collections exceeding loan originations by $1.1 million. Cash used in First Federal's financing activities for the six months ended June 30, 1994 totaled $30.2 million, resulting from repayments of Advances from the Federal Home Loan Bank of $8 million and a $22.2 million net decrease in savings deposits. Except for previously approved agreements,First Federal may not enter into transactions with or make cash distributions to Fairfield without prior written approval of the Office of Thrift Supervision.




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


                                     FAIRFIELD COMMUNITIES, INC.



Date:   August 15, 1994             /s/Robert W. Howeth
     ---------------------             --------------------------------------
                                       Robert W. Howeth, Senior Vice President,
                                        Chief Financial Officer and Treasurer



Date:   August 15, 1994             /s/William G. Sell
     ----------------------            --------------------------------------
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

4.3 Second Supplemental Indenture to the Supplemental and Restated Indenture referenced in 4.1 above, effective September 1, 1992 (previously filed with the Registrant's Annual Report on Form 10-K dated December 31, 1992 and incorporated herein by reference)

4.4 Third Supplemental Indenture to the Supplemental and Restated Indenture referenced in 4.1 above, effective March 18, 1993 (previously filed with the Registrant's Quarterly Report on Form 10-Q dated March 31, 1993 and incorporated herein by reference)

4.5 Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

10.1 Stock Purchase Agreement dated as of April 5, 1994, between the Registrant and Security Capital Bancorp (previously filed with the Registrant's Current Report on Form 8-K dated April 14, 1994 and incorporated herein by reference)

10.2       Key Employee Retirement Plan (attached)

11         Computation of earnings per share (attached)

28 Ombudsman Report for the period ending June 30, 1994 related to the Registrant's Senior Subordinated Notes. Fairfield Communities, Inc. (the "Company") has issued its 10% Senior Subordinated Secured Notes (the "FCI Notes") pursuant to the Supplemented and Restated Indenture, dated as of September 1, 1992, as amended (the "Restated Indenture"), among the Company, as issuer, Fairfield St. Croix, Inc. and Fairfield River Ridge, Inc., as guarantors, IBJ Schroder Bank & Trust Company, as trustee (the "Trustee"), and Houlihan Lokey Howard & Zukin, as ombudsman (the "Ombudsman"). The Ombudsman, which was designated by the committee representing the holders of the notes for which the FCI Notes were exchanged in the Company's bankruptcy proceedings, as part of its duties under the Restated Indenture, is to report periodically concerning the collateral securing the FCI Notes and other matters (the "Ombudsman's Reports"). The Ombudsman's


           Reports are not prepared at the direction of, or in concert with, the Company and are delivered by the Ombudsman to the Trustee for distribution to each holder of record of the FCI Notes. However, because the Ombudsman's Reports are being distributed to the record holders of the FCI Notes and the contents of the Ombudsman's Reports may be of interest to other persons, including potential purchasers of the FCI Notes, the Company is filing herewith, as Exhibit 28, a copy of the Ombudsman's Report dated August 11, 1994, for the period ending June 30, 1994. The Company is not obligated to file such reports and may discontinue filing such reports in the future without notice to any person. (attached)


