Form 10-Q
period 1994-09-30
FAIRFIELD COMMUNITIES INC
filed 1994-11-04
CIK 276189

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q
 (Mark One)

     [X]      Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

            For the quarter ended September 30, 1994
    [  ]     Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

            For the transition period from            to
                                          -----------    -----------
                       Commission File Number: 1-8096

                       FAIRFIELD COMMUNITIES, INC.
            (Exact name of registrant as specified in its charter)

       Delaware                                  71-0390438
(State of Incorporation)             (I.R.S. Employer Identification No.)

             2800 Cantrell Road, Little Rock, Arkansas 72202
       (Address of principal executive offices, including zip code)

   Registrant's telephone number, including area code: (501)  664-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to  file  such reports),  and  (2)  has  been  subject  to such  filing
requirements for the past 90 days.   Yes   X      No
                                        -------      -------
         APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS
                    DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a  court.     Yes   X      No
                                    ------       ------
The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of October 31, 1994 totaled 10,123,743, of which 160,001 shares were held by wholly owned subsidiaries of the registrant.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

                     FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                    (In thousands)




                                                September 30,    December 31,
                                                    1994             1993
                                                    ----             ----
                                                 (Unaudited)        (Note)
ASSETS
  Cash and cash equivalents                        $  2,192      $  4,475
  Loans receivable, net                             146,276       165,575
  Real estate inventories                            34,850        34,607
  Restricted cash and escrow accounts                13,552        11,846
  Property and equipment, net                         5,750         7,527
  Net assets held for sale                           14,114          -
  Net assets of discontinued operations               4,021         8,471
  Other assets                                       18,148        22,082
                                                   --------      --------
                                                   $238,903      $254,583
                                                   ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
   Financing arrangements                          $128,542      $127,351
   Deferred revenue                                  19,458        20,599
   Accounts payable                                   6,791         7,158
   Accrued interest                                   5,730         6,890
   Income taxes payable                               2,488         2,589
   Other liabilities                                 14,687        19,555
   Net liabilities held for sale                       -           23,293
                                                   --------      --------
                                                    177,696       207,435
                                                   --------      --------
 Stockholders' equity:
   Common stock                                         120           120
   Paid-in capital                                   41,197        38,609
   Retained earnings                                 19,890         8,419
                                                   --------      --------
                                                     61,207        47,148
                                                   --------      --------
                                                   $238,903      $254,583
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

                     FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF EARNINGS
                   (Dollars in thousands, except per share amounts)
                                      (Unaudited)


                                     Three Months Ended   Nine Months Ended
                                       September 30,        September 30,
                                     ------------------   -----------------
                                      1994       1993      1994      1993
                                      ----       ----      ----      ----
REVENUES
 Vacation ownership, net            $19,026    $11,098   $41,559   $24,744
 Homes and lots, net                  3,777      3,885    10,029     8,837
 Property management                  3,111      3,248     8,807     8,886
 Interest                             5,136      6,204    15,365    18,758
 Savings and loan operations            -        3,952       -      13,791
 Other                                2,450      2,464     8,165     7,906
 Gain on sale of First Federal        5,200        -       5,200       -
                                    -------    -------   -------   -------
                                     38,700     30,851    89,125    82,922
                                    -------    -------   -------   -------
EXPENSES
 Vacation ownership                   5,886      3,245    12,868     7,212
 Homes and lots                       1,583      1,762     4,347     3,801
 Provision for loan losses            1,423      1,159     3,399     2,530
 Selling                             10,510      6,712    23,825    15,719
 Property management                  2,637      3,175     7,482     8,537
 General and administrative           2,791      2,313     7,865     7,351
 Interest, net                        2,654      3,227     8,193    11,378
 Savings and loan operations            -        4,604       -      14,518
 Other                                2,418      1,064     6,988     3,093
                                    -------    -------   -------   -------
                                     29,902     27,261    74,967    74,139
                                    -------    -------   -------   -------
Earnings before provision for
 income taxes                         8,798      3,590    14,158     8,783
Provision for income taxes            1,079      1,211     2,687     2,996
                                    -------    -------   -------   -------
Net earnings                        $ 7,719    $ 2,379   $11,471   $ 5,787
                                    =======    =======   =======   =======

EARNINGS PER SHARE
  Primary                              $.70       $.21     $1.04      $.52
                                       ====       ====     =====      ====
  Fully diluted                        $.66       $.20      $.98      $.49
                                       ====       ====      ====      ====

WEIGHTED AVERAGE SHARES OUTSTANDING
  Primary                        11,099,345 11,134,117 11,080,867 11,134,117
                                 ========== ========== ========== ==========
  Fully diluted                  11,687,580 11,722,352 11,703,406 11,722,352
                                 ========== ========== ========== ==========

See notes to consolidated financial statements.

                     FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Nine Months Ended September 30, 1994 and 1993
                                    (In thousands)
                                      (Unaudited)



                                                         1994        1993
                                                         ----        ----
OPERATING ACTIVITIES
  Net earnings                                       $  11,471   $   5,787
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                       1,040         987
     Amortization of fresh start premiums                  -        (3,583)
     Provision for loan losses                           3,399       2,876
     Earnings from unconsolidated affiliates              (883)     (2,001)
     Gain on Sale of First Federal                      (5,200)        -
  Changes in operating assets and liabilities, net:
     Restricted cash and escrow accounts                (1,706)     (4,440)
     Other                                               3,015      (3,548)
                                                      --------     -------
     Net cash provided by (used in) operating
      activities                                        11,136      (3,922)
                                                      --------     -------
INVESTING ACTIVITIES
  Net purchases of property and equipment                 (168)       (961)
  Principal collections on loans                        55,571      96,261
  Loans originated or acquired                         (42,518)    (81,052)
  Net cash received from unconsolidated affiliates         883       2,522
  Net investment activities of discontinued operations   3,444         270
  Net cash used on Sale of First Federal               (17,666)        -
  Net investment activities of net assets and
   liabilities held for sale                           (14,156)        -
  Net investing activities related to savings and
   loan operations                                         -        11,699
                                                       -------    --------
  Net cash provided by (used in) investing activities  (14,610)     28,739
                                                      --------    --------
FINANCING ACTIVITIES
  Proceeds from financing arrangements                 143,092     104,512
  Repayments of financing arrangements                (141,901)   (139,686)
  Net financing activities related to savings
   and loan operations                                     -       (13,138)
                                                      --------    --------
  Net cash provided by (used in) financing activities    1,191     (48,312)
                                                      --------    --------
  Net decrease in cash and cash equivalents             (2,283)    (23,495)
  Cash and cash equivalents, beginning of period         4,475      60,921
                                                     ---------   ---------
  Cash and cash equivalents, end of period           $   2,192   $  37,426
                                                     =========   =========

See notes to consolidated financial statements.

                     FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  September 30, 1994
                                      (Unaudited)

    The accompanying unaudited  financial statements of Fairfield  Communities,
Inc. ("Fairfield")  and   its  wholly  owned  subsidiaries   (collectively,  the
"Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10
- -Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements for the unaudited interim periods include all adjustments (consisting of normal recurring accruals)considered necessary for a fair presentation of the financial position and the results of operations of the Company for such periods. Results of operations for the periods ended September 30, 1994 are not necessarily indicative of the results of operations that may be expected for a full year or any future interim period. Certain previously reported amounts have been reclassified to conform to the presentation used for the current period.
For further information, refer to the consolidated financial statements and footnotes there-to included in the Annual Report on Form 10-K, as amended and restated, of the Company for the year ended December 31, 1993. The accompanying consolidated financial statements and related notes thereto include the accounts of the Company with all significant intercompany transactions eliminated.

NOTE 1 - FIRST FEDERAL
- ----------------------

     On September 23, 1994, Fairfield completed the sale of 100% of the capital stock (the "Sale") of First Federal Savings and Loan Association of Charlotte ("First Federal") to Security Capital Bancorp ("SCBC") for approximately $41 million (the "Sales Price"). Immediately prior to closing, the Company purchased for cash (a) at book value, approximately $16 million of certain real estate, classified loans,joint venture interests and other assets owned by First Federal (the "Excluded Association Assets") and (b) lot and timeshare contracts receivable and related assets, which First Federal previously acquired from the Company (the "Contracts Receivable"), having a net book value of approximately $41.6 million. The Excluded Association Assets and the Contracts Receivable are collectively referred to as the "Excluded Assets".

      Approximately $1.4 million of the Sales Price was retained by SCBC to securitize Fairfield's obligation to indemnify SCBC against three existing lawsuits/claims which have been asserted against First Federal (the "Litigation Indemnity"). In addition, approximately $3 million in net book value of Excluded Association Assets were pledged to SCBC to provide additional security with respect to both the Litigation Indemnity and the general indemnities under the Stock Purchase Agreement.

     After the setoff of the Sales Price against the purchase of the Excluded Assets, and certain other adjustments, the Company, using availability under its revolving credit agreements with The First National Bank of Boston ("FNBB"),paid approximately $17.7 million to SCBC in connection with the closing of the Sale. Under the Company's revolving credit agreements, in general, within applicable loan limits, $0.75 of additional borrowing availability is created for each $1.00 in outstanding principal balance of qualifying Contracts Receivable pledged to FNBB. The Company plans to dispose of the Excluded Association
Assets in one or more transactions and otherwise to monetize the remaining Excluded Association Assets.

     The Company recognized a gain on the Sale of approximately $5.2 million, net of selling expenses, including professional fees and other direct expenses. The Excluded Association Assets, which totaled $14.1 million as of September 30, 1994, are classified as "Net assets held for sale" in the Consolidated Balance Sheet and consisted primarily of loans receivable totaling $5.5 million and real estate totaling $8.1 million.

NOTE 2 - VACATION OWNERSHIP REVENUES
- ------    --------------------------

         Vacation ownership revenues are summarized as follows (In thousands):

                                   Three Months Ended    Nine Months Ended
                                     September 30,         September 30,
                                   1994       1993      1994          1993
                                   ----       ----      ----          ----
 Vacation ownership revenues     $19,327    $12,847   $40,813       $26,272
 Less:  Deferred revenue on
        current year sales, net     (301)    (1,749)   (1,355)       (2,696)
    Add:  Deferred revenue on
          prior year sales           -          -       2,101         1,168
                                  -------   -------   -------       -------
                                  $19,026   $11,098   $41,559       $24,744
                                  =======   =======   =======       =======

NOTE 3 - LOANS RECEIVABLE
- ------   ----------------
         Loans receivable consisted of the following (In thousands):

                                          September 30,       December 31,
                                              1994                1993
                                              ----                ----
Contracts                                   $144,851           $159,874
Mortgages                                     12,622             17,366
                                            --------           --------
                                             157,473            177,240
Less:  Allowance for loan losses             (10,821)           (10,992)
       Unamortized valuation discount           (376)              (673)
                                            --------           --------
                                            $146,276           $165,575
                                            ========           ========

NOTE 4 - REAL ESTATE INVENTORIES
- ------   -----------------------
         Real estate inventories are summarized as follows (In thousands):

                                           September 30,   December 31,
                                                1994           1993
                                                ----           ----
Land:
  Under development                          $  8,863       $  9,490
  Undeveloped                                  15,789         14,771
                                             --------       --------
                                               24,652         24,261
                                             --------       --------
Residential housing:
  Vacation ownership                            7,982          8,759
  Homes                                         2,216          1,587
                                              -------       --------
                                               10,198         10,346
                                              -------        -------
                                              $34,850        $34,607
                                              =======        =======

NOTE 5 - FINANCING ARRANGEMENTS
- ------   ----------------------
         Financing arrangements are summarized as follows (In thousands):

                                             September 30,     December 31,
                                                   1994           1993
                                                   ----           ----
Revolving credit agreements                     $ 23,799       $ 12,223
Notes payable                                     89,973        100,358
Senior Subordinated Notes                         14,770         14,770
                                                --------       --------
                                                $128,542       $127,351
                                                ========       ========

    Notes payable include $73.6 million and $81.6 million at September 30, 1994 and December 31, 1993, respectively, of 7.6% Notes (the "FFC Notes") secured by a pool of contracts receivable totaling $80.9 million and $91.8 million, respectively.

NOTE 6 - SUPPLEMENTAL INFORMATION
- ------   ------------------------

     Other revenues for the nine months ended September 30, 1994 and 1993 include cash distributions totaling $.9 million and $2 million, respectively, related to the Company's 35% partnership interest in Harbour Ridge, Ltd., a limited partnership engaged in the development of a tract of land in St. Lucie, Florida. Also included in other revenues for the nine months ended September 30, 1993 is (i) $.5 million related to the recovery on a previously written off note receivable and (ii) $.5 million related to the recovery of certain professional fees. There were no similar revenues for the nine months ended September 30, 1994.

     Other revenues and expenses for the nine months ended September 30, 1994 also include $3.9 million and $3.7 million, respectively, relating to bulk asset sales and related cost of sales. During the nine months ended September 30, 1993, bulk asset sales and related cost of sales totaled $1.5 million and $1 million, respectively.

     For the nine months ended September 30, 1994 and 1993, benefits realized from the utilization of pre-confirmation net operating loss carryforwards and recognition of pre-confirmation deductible temporary differences of $2.6 million and $2.7 million, respectively, were recorded as reductions of the Company's valuation allowance for deferred tax assets and as additions to paid-in capital. The effective tax rate for the three and nine months ended September 30, 1994 varies from the statutory rate due to (i)additional tax basis in First Federal's stock and underlying assets (tax goodwill) for which no deferred tax asset was previously recorded under the provisions of SFAS 109 and (ii) adjustments to reduce tax accruals to reflect current estimates of liabilities as well as adjustments to reduce other expense accruals which were considered nondeductible in prior periods.

     Reorganization expenses paid totaled $1 million and $4.8 million for the nine months ended September 30, 1994 and 1993, respectively. Interest paid totaled $17.2 million and $23.6 million for the nine months ended September 30, 1994 and 1993, respectively. Of these amounts, $9 million and $11.7 million, respectively, were related to First Federal.


NOTE 7 - FAIRFIELD ACCEPTANCE CORPORATION ("FAC")
- ------   ----------------------------------------

     Condensed consolidated financial information for FAC is summarized as follows (In thousands):

                         Condensed Consolidated Balance Sheets

                                             September 30,     December 31,
                                                  1994             1993
                                                  ----             ----
ASSETS
  Cash                                         $    200          $    711
  Loans receivable, net                         123,287            94,668
  Restricted cash and escrow accounts            11,566            10,602
  Due from parent                                   -               7,392
  Other assets                                    2,686             3,113
                                               --------          --------
                                               $137,739          $116,486
                                               ========          ========
LIABILITIES AND EQUITY
  Notes payable                                $ 73,560          $ 81,559
  Revolving credit agreement                     23,799             4,283
  Due to parent                                   6,457               -
  Accrued interest and other liabilities            586               745
  Equity                                         33,337            29,899
                                               --------          --------
                                               $137,739          $116,486
                                               ========          ========

                    Condensed Consolidated Statements of Earnings

                                    Three Months Ended    Nine Months Ended
                                        September 30,       September 30,
                                    ------------------    -----------------
                                     1994        1993     1994        1993
                                     ----        ----     ----        ----
Revenues                            $3,361      $3,756   $9,667     $11,275
Expenses                             2,005       1,696    5,990       6,131
                                    ------      ------  -------      ------
Earnings before provision
 for income taxes                    1,356       2,060    3,677       5,144
Provision for income taxes             519         788    1,408       1,969
                                    ------      ------  -------      ------
Net earnings                        $  837      $1,272   $2,269      $3,175
                                    ======      ======   ======      ======

NOTE 8 - DISCONTINUED OPERATIONS
- ------   -----------------------
    A summary of net assets of discontinued operations is as follows (In thousands):

                                          September 30,       December 31,
                                               1994               1993
                                               ----               ----
Property and equipment                       $5,535            $ 21,429
Real estate inventories                         -                15,652
                                             ------            --------
                                              5,535              37,081
Revolving credit agreement                      -               (19,933)
Notes payable                                  (845)             (2,458)
Accrual for losses                             (669)             (6,219)
                                             ------            --------
                                             $4,021            $  8,471
                                             ======            ========

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

   NOTE 9 - CONTINGENCIES
   ------   -------------

         In June 1992, the Pagosa Lakes Property Owners Association ("PLPOA") filed an adversary proceeding in the Bankruptcy Court for the Eastern District of Arkansas, Western Division (the "Bankruptcy Court") asserting equitable ownership or lien interests in certain recreational amenities, including golf courses. In March 1994, the Bankruptcy Court issued its decision upholding Fairfield's ownership of the Pagosa recreational amenities, subject to a restrictive covenant allowing Pagosa property owners and their guests to use the recreational amenities. The PLPOA has filed an appeal of the Bankruptcy Court's decision with the United States District Court, Eastern District of Arkansas, Western Division ("District Court"). The issues on appeal have been briefed and the parties are awaiting a decision.

         In August 1992, the PLPOA filed an appeal of the Bankruptcy Court's final order confirming Fairfield's plan of reorganization. This appeal is pending before the District Court. The basis for the appeal is the PLPOA's position that Fairfield should have been required to resolicit the plan of reorganization due to its amendment in accordance with the Bankruptcy Court's conditional confirmation order to eliminate any recovery for Fairfield's previous stockholders. The Bankruptcy Court rejected this argument, finding that the property owner group lacked standing to raise this issue, and in management's opinion, the appeal is without merit and moot, since the plan of reorganization has been substantially implemented. The issues on appeal have been briefed, but no decision has been rendered.

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

         On or about July 21, 1993 and September 9, 1993, two lawsuits (the "Recreation Fee Litigation") were filed by 29 individuals and a company against Fairfield in the District Court of Archuleta County, Colorado. The Recreation Fee Litigation, which seeks certification as class actions, alleges that Fairfield and its predecessors in interest wrongfully imposed an annual recreation fee on owners of lots, condominiums, townhouses, VOIs and single family residences in Fairfield's Pagosa, Colorado development. The amount of the recreation fee, which was adopted in August, 1983, is $180 per lot, condominium, townhouse and single family residence subject to the fee and $360 per unit for VOIs. The Recreation Fee Litigation in general seeks (a) a declaratory judgment that the recreation fee is invalid; (b) the refund, with interest, of the recreation fees which were allegedly improperly collected by Fairfield; (c) damages arising from Fairfield's allegedly improper attempts to collect the recreation fee (i) in an amount of not less than $1,000 per lot in one case and (ii) in an unstated amount in the other case; (d) punitive damages; and (e) recovery of costs and expenses, including attorneys' fees. The court has not yet ruled on whether or not the Recreation Fee Litigation will be allowed to proceed as class actions. Because of the preliminary nature of the litigation and uncertainty concerning the time period covered by the suits' allegations, Fairfield is unable to determine with any certainty the dollar amount sought by plaintiffs, but believes it to be material.

         On November 3, 1993, Fairfield filed an adversary proceeding in the Bankruptcy Court, alleging that the Recreation Fee Litigation violates the discharge granted to Fairfield in its Chapter 11 bankruptcy reorganization and the injunction issued by the Bankruptcy Court against prosecution of any claims discharged in the bankruptcy proceedings. The Colorado State Court stayed further proceedings in the Recreation Fee Litigation pending decision by the Bankruptcy Court. By orders and opinions dated September 29, 1994, the Bankruptcy Court decided certain motions filed by the plaintiffs in the Recreation Fee Litigation, in response to Fairfield's adversary proceeding. The Bankruptcy Court retained jurisdiction over one of the lawsuits (the Storm lawsuit), and determined that any purchaser of a lot from Fairfield and its predecessors prior to August 14, 1992 would be limited to a pre-confirmation cause of action. The Bankruptcy Court determined that it did not have jurisdiction over the second lawsuit (the Daleske lawsuit), involving eight individuals and one company, due to prior proceedings in the case in Colorado federal district court, which ruled that the plaintiffs in this lawsuit had post-confirmation causes of action, although all nine plaintiffs are believed to have purchased their lots prior to August 14, 1992. Fairfield has appealed the Bankruptcy Court's decision in the Daleske lawsuit to the District Court. The Daleske plaintiffs have filed a motion with the State Court in Colorado to lift the stay in that case, which has not yet been ruled on by the Colorado Court.

         Fairfield intends to defend vigorously the Recreation Fee Litigation, including any attempt to certify a class in either case. Fairfield has previously implemented recreation fee charges at certain other of its resort sites which are not subject to the pending action.
         On December 10, 1993, Charlotte T. Curry, who, with her husband, purchased a lot from Fairfield under an installment sale contract subsequently sold to First Federal, filed suit against First Federal, currently pending in Superior Court in Mecklenburg County, North Carolina, alleging breach of contract, breach of fiduciary duty and unfair trade practices. On April 8, 1994, the complaint was amended, (a) adding Fairfield as a party, (b) adding an additional count against both Fairfield and First Federal alleging violation of the North Carolina's Racketeer Influenced and Corrupt Organizations ("RICO") Statute and (c) adding a count against Fairfield alleging fraud. The litigation, which seeks class action certification, contests the method by which Fairfield calculated refunds for lot purchasers whose installment sale contracts were canceled due to failure to complete payment of the deferred sales price for the lot. Most installment lot sale contracts require Fairfield to refund to a defaulting purchaser the amount paid in principal, after deducting the greater of (a) 15% of the purchase price of the lot or (b) Fairfield's actual damages. The plaintiff disputes Fairfield's method of calculating damages, which has historically included certain sales, marketing and other expenses. In the case of Ms. Curry's lot, the amount of refund claimed as having been improperly retained is approximately $3,600. The Curry lawsuit seeks damages, punitive damages, treble damages under North Carolina law for unfair trade practices and RICO, prejudgment interest and attorney's fees and costs. By order dated July 6, 1994, the court dismissed Ms. Curry's claims for (a) breach of contract, due to the statute of limitations, (b) breach of fiduciary duty, due to the lack of a fiduciary duty and the statute of limitations, (c) fraud, due to the statute of limitations, and (d) RICO, due to failure to state a claim. The court, by order dated August 16, 1994, dismissed Ms. Curry's only remaining claim against Fairfield, for unfair trade practices. The court has not yet addressed whether Ms. Curry is an appropriate class representative and has not certified the case as a class action.

         Under the Stock Purchase Agreement for the Sale of First Federal (see
   Note 1), Fairfield agreed to indemnify SCBC against any liability in the Curry litigation. While Fairfield is no longer a defendant in the litigation, it intends to coordinate the defense of First Federal (now, by merger, Security Bank and Trust Company) with the counsel who have been representing First Federal, to defend the Curry litigation vigorously. Fairfield also has cancelled defaulted lot installment sales contracts owned by it and its subsidiaries (other than First Federal), using the same method of calculating refunds as is at issue in the Curry litigation.

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------   ---------------------------------------------------------------
   RESULTS OF OPERATIONS
   --------------------

   RESULTS OF CONTINUING OPERATIONS
   --------------------------------

   NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO NINE MONTHS ENDED
   ------------------------------------------------------------------
   SEPTEMBER 30, 1993
   ------------------

         Vacation Ownership
         ------------------
         Gross vacation ownership interval ("VOI") revenues totaled $40.8 million and $26.3 million for the nine months ended September 30, 1994 and 1993, respectively. This improvement is reflective of (i) increased sales volumes at several of the Company's sites and (ii) additional sales at the Company's newest destination site at Branson, Missouri, which began sales efforts in June 1993.

         Net VOI revenues increased to $41.6 million for the nine months ended September 30, 1994 from $24.7 million for the nine months ended September 30, 1993. The increase in net VOI revenues is attributable to the same factors as noted above, plus the recognition of an additional $2.3 million in 1994 of previously deferred revenue related to the percentage of completion method of accounting. Under this method, the portion of revenues attributable to costs incurred as compared to total estimated construction costs and selling expenses, is recognized in the period of sale. The remaining revenue is deferred and recognized as the remaining costs are incurred.

         VOI cost of sales, as a percentage of revenues, was 31% for the nine months ended September 30, 1994 as compared to 29.1% for the nine months ended September 30, 1993. The fluctuation in the percentage is primarily attributable to the mix of the products sold and the varying acquisition and development costs at the Company's sites.

         Selling expenses, including commissions, for both VOI and lot sales, as a percentage of related revenues, were 47.9% and 48.9%, for the nine months ended September 30, 1994 and 1993, respectively. The decrease in selling expenses, as a percentage of related revenues, is primarily attributable to efficiencies in sales overhead at certain sites resulting from increases in sales volumes.

         Homes and Lots
         --------------
         In 1994 and 1993, sales of homes and lots were concentrated primarily at the Company's development located at Fairfield Glade, Tennessee. Home and lot revenues at Fairfield Glade totaled $8.1 million and $7.1 million for the nine months ended September 30, 1994 and 1993, respectively. The Company anticipates that future sales of homes and lots will continue to be concentrated at Fairfield Glade.

         Property Management
         -------------------

         Net property management income totaled $1.3 million for the nine months ended September 30, 1994 as compared to $.3 million for the nine months ended September 30, 1993. This improvement primarily reflects management's emphasis on more effective cost controls.

         Interest
         --------

         Interest income totaled $15.4 million for the nine months ended September 30, 1994 as compared to $18.8 million for the nine months ended September 30, 1993. The decrease in 1994 is primarily attributable to a lower average balance of outstanding contracts receivable (1994 - $148.3 million; 1993 - $182.1 million), resulting primarily from principal collections exceeding originations.

         Interest expense, net of capitalized interest, totaled $8.2 million and $11.4 million for the nine months ended September 30, 1994 and 1993, respectively. The decrease in 1994 is primarily attributable to (i) reductions in the average outstanding balance of interest-bearing debt and
   (ii) a decrease in the weighted average interest rates between the respective periods.

         Other
         -----

         Other revenues for the nine months ended September 30, 1994 and 1993 include cash distributions totaling $.9 million and $2 million, respectively, related to the Company's 35% partnership interest in Harbour Ridge, Ltd., a limited partnership engaged in the development of a tract of land in St. Lucie, Florida. Also included in other revenues for the nine months ended September 30, 1993 is (i) $.5 million related to the recovery on a previously written off note receivable and (ii) $.5 million related to the recovery of certain professional fees. There were no similar revenues for the nine months ended September 30, 1994.

         Other revenues and expenses for the nine months ended September 30, 1994 also include $3.9 million and $3.7 million, respectively, relating to bulk asset sales and related cost of sales. During the nine months ended September 30, 1993, bulk asset sales and related cost of sales totaled $1.5 million and $1 million, respectively.

   THREE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO THREE MONTHS ENDED
   --------------------------------------------------------------------
   SEPTEMBER 30, 1993
   ------------------
         Revenue and expense trends for the three months ended September 30,
   1994 were generally consistent with those of the related nine month period as described above with (i) an increase in gross and net VOI sales, (ii) a

   slight decrease in selling expenses as a percentage of related revenues, and (iii) decreases in interest income and interest expense.

          Other revenues for the three months ended September 30, 1994 and 1993 include cash distributions totaling $.2 million and $.5 million, respectively, related to the Company's 35% partnership interest in Harbour Ridge, Ltd. Other revenues and expenses for the three months ended September 30, 1994 also include $.7 million and $.7 million, respectively, relating to bulk asset sales and related cost of sales. During the three months ended September 30, 1993, bulk asset sales and related cost of sales totaled $.4 million and $.2 million, respectively.

   PROVISION FOR INCOME TAXES

         For the nine months ended September 30, 1994 and 1993, benefits realized from the utilization of pre-confirmation net operating loss carryforwards and recognition of pre-confirmation deductible temporary differences of $2.6 million and $2.7 million, respectively, were recorded as reductions of the Company's valuation allowance for deferred tax assets and as additions to paid-in capital. The effective tax rate for the three and nine months ended September 30, 1994 varies with the statutory rate due to (i) additional tax basis in First Federal's stock and underlying assets (tax goodwill) for which no deferred tax asset was previously recorded under the provisions of SFAS 109 and (ii) adjustments to reduce tax accruals to reflect current estimates of liabilities as well as adjustments to reduce other expense accruals which were considered nondeductible in prior periods.

   FINANCIAL CONDITION

         Total consolidated assets of the Company decreased $15.7 million from December 31, 1993 to September 30, 1994. The decrease in assets is primarily attributable to a decrease in loans receivable resulting primarily from principal collections exceeding origination of receivables. Total consolidated liabilities of the Company decreased $29.7 million from December 31, 1993 to September 30, 1994 and is primarily attributable to the Sale of First Federal which reduced total liabilities by $23.3 million.

         Other variations in the Company's assets and liabilities generally reflect the revenue and expense activities the Company experienced during the nine months ended September 30, 1994.

   LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 1994, cash and cash equivalents of the Company decreased $2.3 million resulting from cash provided by operating activities of $11.1 million, cash used in investing activities of $14.6 million and cash provided from financing activities of $1.2 million.

         Cash from operating activities is net of $1.7 million used to increase restricted cash and escrow accounts resulting primarily from the escrow requirements associated with the FFC Notes.  Cash used in investing

   activities includes $17.7 million paid in connection with the Sale of First Federal (see additional discussion below). Net cash generated from principal collections on loans receivable exceeding loan originations was offset by $12.9 million of principal collections related to Contracts Receivable previously held by First Federal, the cash of which is included in "Net liabilities held for sale" in the Consolidated Balance Sheet as of December 31, 1993. Subsequent to the Sale of First Federal and Fairfield's purchase of the First Federal Contracts Receivable, principal collections therefrom will be that of the Company.

         The Company has sources of funds from two revolving credit agreements. Fairfield and certain of its subsidiaries are borrowers under the Amended and Restated Revolving Credit Agreement (the "FCI Agreement") with FNBB. The FCI Agreement provides for revolving loans of up to $25 million (including up to $7 million for letters of credit), bearing interest at FNBB's base rate plus 1.5%. The FCI Agreement also provides for an annual facility fee of 1% of the total commitment. The revolving loans mature on September 28, 1996, if not extended in accordance with the terms of the agreement. The FCI Agreement is collateralized by substantially all of the borrowers' loans receivable and real estate inventories with FAC being a guarantor pursuant to the FCI Agreement. At September 30, 1994, Fairfield had no outstanding borrowings under the FCI Agreement, borrowing availability of $18.3 million, and outstanding letters of credit totaling $.3 million.

         FAC is the borrower under the Third Amended and Restated Revolving Credit Agreement (the "FAC Agreement") with FNBB. The FAC Agreement provides for revolving loans of up to $35 million (including up to $1 million for letters of credit), bearing interest at FNBB's base rate plus .75%. The FAC Agreement also provides for an annual facility fee of 1% of the total commitment amount. The revolving loans mature on September 28, 1996, if not extended in accordance with the terms of the agreement. The FAC Agreement is collateralized by certain loans receivable with Fairfield being a guarantor pursuant to the FAC Agreement. At September 30, 1994, FAC had outstanding borrowings under the FAC Agreement totaling $23.8 million and additional borrowing availability of $10.9 million.

         An additional source of funds is the Company's ability to securitize contracts receivable pursuant to a receivable purchase agreement (the "Agreement") related to the FFC Notes. The Agreement provides for the principal amounts collected from the contracts receivable pool to be reinvested into additional contracts receivable limited monthly to (i) the availability of eligible contracts as defined in the Agreement and (ii) the amounts accumulated in the reinvestment account. During the nine months ended September 30, 1994, the Company securitized $12.5 million of contracts receivable and an additional $5.9 million was securitized in October 1994. The excess of funds held in the reinvestment account over $6 million, determined on a monthly basis, is to be used to reduce the FFC Notes. During the nine months ended September 30, 1994, the outstanding balance of the FFC Notes was reduced by $8 million. The reinvestment period expires March 31, 1995.

         Sale of First Federal
         ---------------------

         On September 23, 1994, Fairfield completed the sale of 100% of the capital stock (the "Sale") of First Federal to SCBC for approximately $41 million (the "Sales Price"). Immediately prior to closing, the Company purchased for cash (a) at book value, approximately $16 million of certain real estate, classified loans, joint venture interests and other assets owned by First Federal (the "Excluded Association Assets") and (b) lot and timeshare contract receivables and related assets, which First Federal previously acquired from the Company (the "Contracts Receivable"), having a net book value of approximately $41.6 million. The Excluded Association Assets and the Contracts Receivable are collectively referred to as the "Excluded Assets".

          Approximately $1.4 million of the Sales Price was retained by SCBC to securitize Fairfield's obligation to indemnify SCBC against three existing lawsuits/claims which have been asserted against First Federal (the "Litigation Indemnity"). In addition, approximately $3 million in net book value of Excluded Association Assets were pledged to SCBC to provide additional security with respect to both the Litigation Indemnity and the general indemnities under the Stock Purchase Agreement.

         After the setoff of the Sales Price against the purchase of the Excluded Assets, and certain other adjustments, the Company, using availability under its revolving credit agreements with FNBB, paid approximately $17.7 million to SCBC in connection with the closing of the Sale. Under the Company's revolving credit agreements, in general, within applicable loan limits, $0.75 of additional borrowing availability is created for each $1.00 in outstanding principal balance of qualifying Contracts Receivable pledged to FNBB. The Company plans to dispose of the Excluded Association Assets in one or more transactions and otherwise to monetize the remaining Excluded Association Assets.

         The Company expects to finance its future operating cash needs and capital requirements for new developments from (i) principal collections from its loans receivable, (ii) borrowings under the revolving credit facilities and, in the short-term, the securitization of additional eligible contracts receivable during the reinvestment period provided by the Agreement, (iii) operating cash flows, (iv) proceeds from asset sales and (v) other financings that it may obtain in the future.

   Part II - Other Information
   -------   -----------------

   Item 1 - Legal Proceedings
   ------   -----------------
               Incorporated by reference. See Note 9 of "Notes to Consolidated Financial Statements".

   Item 2 - Changes in Securities
   ------   ---------------------
               None

   Item 3 - Defaults Upon Senior Securities
   ------   -------------------------------
               None

   Item 4 - Submission of Matters to a Vote of Security Holders
   ------   ---------------------------------------------------

               The 1994 Annual Meeting of Stockholders of the Registrant was held on September 20, 1994. The following items of business were presented to the stockholders:

                     Election of Directors
                     ---------------------
                     The seven directors were elected as proposed in the Proxy Statement dated August 4, 1994 under the caption titled "Election of Directors".

                                          Total Vote For  Total Vote Withheld
                                          Each Director   From Each Director
                                          --------------  ------------------

                     Russell A. Belinsky     6,726,014       1,175,098
                     Ernest Bennett III      6,726,019       1,175,093
                     Daryl J. Butcher        6,725,798       1,175,314
                     Philip L. Herrington    6,726,036       1,175,076
                     John W. McConnell       6,717,279       1,183,833
                     William C. Scott        6,726,036       1,175,076
                     J. Steven Wilson        6,725,654       1,175,458

                     Sale of First Federal Savings and Loan Association
                     --------------------------------------------------
                     of Charlotte ("First Federal")
                     ------------------------------
                     The sale of First Federal to Security Capital Bancorp as described in the Proxy Statement dated August 4, 1994 under the caption titled "Sale of First Federal" was approved (For - 6,890,007; against - 34,897; abstain - 41,177; broker non-votes - 935,031).

                     Rights Agreement Amendment
                     --------------------------
                     The Amendment to the Registrant's Share Purchase Rights Agreement as described in the Proxy Statement dated August 4, 1994 under the caption titled "Amendment to the Company's Share Purchase Rights Agreement" was approved (For - 4,703,526; against - 2,201,442; abstain - 61,113; broker non-votes - 935,031).

                     Other
                     -----
                     Proposals 4, 5 and 6 as described in the Proxy Statement dated August 4, 1994 were withdrawn by the Registrant's Board of Directors prior to the shareholders' meeting.

   Item 5 - Other Information
   ------   -----------------
               None

   Item 6 - Exhibits and Reports on Form 8-K
   ------   --------------------------------
          (a)  Exhibits
               --------
               Reference is made to the Exhibit Index.

          (b)  Reports on Form 8-K
               -------------------
               On April 14, 1994, a Current Report on Form 8-K was filed in which the Registrant announced it had entered into a Stock Purchase Agreement for the possible sale of First Federal.

               On October 6, 1994, a Current Report on Form 8-K was filed in which the Registrant announced the closing of the sale of First Federal.

               On October 28, 1994, a Current Report on Form 8-K/A was filed in which the Registrant amended its Current Report on Form 8-K filed October 6, 1994 and incorporated the consolidated pro forma financial information related to the Sale of First Federal.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FAIRFIELD COMMUNITIES, INC.


   Date:    November 4, 1994        /s/Robert W. Howeth
         ----------------------     -----------------------------------------
                                       Robert W. Howeth, Senior Vice President,
                                        Chief Financial Officer and Treasurer




   Date:    November 4, 1994        /s/William G. Sell
        -------------------------   ----------------------------------------
                                       William G. Sell, Vice President/
                                         Controller (Chief Accounting
                                         Officer)


                           FAIRFIELD COMMUNITIES, INC.
                                  EXHIBIT INDEX
                                  -------------

   Exhibit
   Number
   ------

    4.1 Supplemented and Restated Indenture between the Registrant, Fairfield River Ridge, Inc., Fairfield St. Croix, Inc. and IBJ Schroder Bank & Trust Company, as Trustee, and Houlihan Lokey Howard & Zukin, as Ombudsman, related to the Senior Subordinated Secured Notes, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

    4.2 First Supplemental Indenture to the Supplemented and Restated Indenture referenced in 4.1 above, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

    4.3 Second Supplemental Indenture to the Supplemented and Restated Indenture referenced in 4.1 above, effective September 1, 1992 (previously filed with the Registrant's Annual Report on Form 10-K dated December 31, 1992 and incorporated herein by reference)

    4.4 Third Supplemental Indenture to the Supplemented and Restated Indenture referenced in 4.1 above, effective March 18, 1993 (previously filed with the Registrant's Quarterly Report on Form 10-Q dated March 31, 1993 and incorporated herein by reference)

    4.5 Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

   10.1 Promissory Note and Security Agreement each dated June 30, 1994 between the Registrant and VM Investors Partnership (attached)

   10.2 First Amendment to Amended and Restated Revolving Credit Agreement among the Registrant, Fairfield Myrtle Beach, Inc., Suntree Development Company and The First National Bank of Boston, individually and as agent dated as of May 13, 1994 (attached)

   11         Computation of earnings per share (attached)

   27         Financial Data Schedule (attached)

   28 Ombudsman Report for the period ending September 30, 1994 related to the Registrant's Senior Subordinated Notes. Fairfield Communities, Inc. (the "Company") has issued its 10% Senior Subordinated Secured Notes (the "FCI Notes") pursuant to the Supplemented and Restated Indenture, dated as of September 1, 1992, as amended (the "Restated Indenture"), among the Company, as issuer, Fairfield St. Croix, Inc. and Fairfield River Ridge, Inc., as guarantors, IBJ Schroder Bank & Trust Company, as trustee (the "Trustee"), and Houlihan Lokey Howard & Zukin, as ombudsman (the "Ombudsman").

                                             19
               The Ombudsman, which
              was designated by the committee representing the holders of the notes for which the FCI Notes were exchanged in the Company's bankruptcy proceedings, as part of its duties under the Restated Indenture, is to report periodically concerning the collateral securing the FCI Notes and other matters (the "Ombudsman's Reports"). The Ombudsman's Reports are not prepared at the direction of, or in concert with, the Company and are delivered by the Ombudsman to the Trustee for distribution to each holder of record of the FCI Notes. However, because the Ombudsman's Reports are being distributed to the record holders of the FCI Notes and the contents of the Ombudsman's Reports may be of interest to other persons, including potential purchasers of the FCI Notes, the Company is filing herewith, as Exhibit 28, a copy of the Ombudsman's Report dated October 31, 1994, for the period ending September 30, 1994. The Company is not obligated to file such reports and may discontinue filing such reports in the future without notice to any person. (attached)