Form 10-K
period 1994-12-31
FAIRFIELD COMMUNITIES INC
filed 1995-03-02
CIK 276189

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                              FORM 10-K
(Mark One)
  [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1994

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
                     Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----      -----
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
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   X     No
                          -------     -------
The number of shares of the registrant's Common Stock outstanding as of January 31, 1995 totaled 10,674,404 and the aggregate market value of the registrant's Common Stock held by non-affiliates totaled approximately $55 million at January 31, 1995.

Documents Incorporated by Reference: Parts I, II and III of this Form 10-K incorporate certain information by reference from the registrant's Annual Report to Stockholders for the year ended December 31, 1994 and the 1994 Proxy Statement issued in connection with its Annual Meeting of Stockholders to be held May 11, 1995.

                                 -1-

                               INDEX TO
                      ANNUAL REPORT ON FORM 10-K
                                                                  Page
                                PART I

Items 1. and 2.  Business and Properties..........................   3

Item 3.    Legal Proceedings......................................   3

Item 4.    Submission of Matters to a Vote of Security Holders ...   4

                                PART II

Item 5.    Market for Registrant's Common Stock and
            Related Stockholder Matters...........................   4

Item 6.    Selected Financial Data................................   4

Item 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations...................   5

Item 8.    Financial Statements and Supplementary Data............   5

Item 9.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure...............   5

                               PART III

Item 10.   Directors and Executive Officers of the Registrant.....   5

Item 11.   Executive Compensation.................................   5

Item 12.   Security Ownership of Certain Beneficial
             Owners and Management................................   5

Item 13.   Certain Relationships and Related Transactions.........   5

                                PART IV

Item 14.   Exhibits, Financial Statement Schedules and
             Reports on Form 8-K..................................   6

                                PART I
                                ------

Items 1. and 2.   BUSINESS AND PROPERTIES
- --------------    -----------------------
     General
     -------
     Fairfield Communities, Inc. was incorporated in Delaware in 1969, and its principal executive offices are located at 2800 Cantrell Road, Little Rock, Arkansas. Unless the context requires otherwise, the "Company" as used herein, refers to Fairfield Communities, Inc.
("Fairfield") and its subsidiaries.

     Fairfield and certain of its subsidiaries successfully reorganized under Chapter 11 of the United States Bankruptcy Code pursuant to plans of reorganization confirmed in August 1992. Since July 1, 1992, the Company's financial statements have been prepared as if it were a new reporting entity and a black line separates this financial information from that of the Company prior to reorganization since it has not been prepared on a comparable basis. The events that led the Company to file for bankruptcy resulted from a combination of real estate market conditions, lack of credit availability and a business strategy under which the Company attempted to diversify its business to include activities in the development and construction of primary residences and retirement communities, and entered into joint ventures unrelated to its core business.

     On September 23, 1994, Fairfield completed the sale of 100% of the capital stock of First Federal Savings and Loan Association of Charlotte ("First Federal") to Security Capital Bancorp for $41 million. The Company recognized a net gain on the sale of $5.2 million, which is net of operating losses incurred by First Federal during the period ended September 23, 1994. The gain from the sale of First Federal was not subject to federal income tax due to a permanent tax basis difference in First Federal's stock and underlying goodwill.

     At December 31, 1994, the Company had approximately 1000 full-time employees.

     Additional information required by Items 1. and 2. is
incorporated herein by reference to Corporate Profile, Building for
                                    -----------------  ------------
the Future and A Focus on Service included in the Registrant's Annual
- --- ------     ------------------
Report to Stockholders for the year ended December 31, 1994.

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

Item 3.   LEGAL PROCEEDINGS
- ------    -----------------
               The information required by Item 3 is incorporated
          herein by reference to Note 14 - Contingencies of "Notes to
                                 --------  -------------
          Consolidated Financial Statements" included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1994.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------    ---------------------------------------------------

               No matters were submitted to a vote of stockholders during the fourth quarter of 1994.

Executive Officers of the Registrant
- ------------------------------------
     The following is a listing of the executive officers of the Company, none of whom has a family relationship with directors or other executive officers:

               John W. McConnell, age 53, President and Chief
          Executive Officer since 1991; President and Chief Operating Officer from 1990 to 1991; Senior Vice-President and Chief Financial Officer from 1986 to 1990.

               Marcel J. Dumeny, age 44, Senior Vice President and General Counsel since 1989; Senior Vice President/Law and Development from 1987 to 1989.

               Clay G. Gring, Sr., age 63, Senior Vice
          President/Leisure Products Group since 1991. Self-employed from 1984 to 1991 specializing in the development and management of real estate properties, including resort communities and hospitality related properties.

               Robert W. Howeth, age 47, Senior Vice-President, Chief Financial Officer and Treasurer since 1993; Senior Vice President and Treasurer from 1992 to 1993; Senior Vice President/Planning and Administration from 1990 to October 1992; Vice President and Treasurer from 1988 to 1990.

               Joe T. Gunter, age 53, Senior Vice President since
          1989; Senior Vice President and Special Counsel from 1984 to
          1989.

               Morris E. Meacham, age 56, Vice President of Special Projects since January 1, 1994; Executive Vice President from 1990 to 1994; Senior Vice President and Chief Operating Officer of Leisure Products Group from 1986 to 1990.

               William G. Sell, age 41, Vice President and Controller (Chief Accounting Officer) since 1988.

                                PART II
                                -------

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
- ------    ------------------------------------------------
          STOCKHOLDER MATTERS
          -------------------
               Information required by Item 5 is incorporated herein by reference to Common Stock Prices included in the
                          -------------------
          Registrant's Annual Report to Stockholders for the year ended December 31, 1994.

Item 6.   SELECTED FINANCIAL DATA
- ------    -----------------------

               Information required by Item 6 is incorporated herein by reference to the table titled Selected Financial Data
                                           -----------------------
          included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1994.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- ------    -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------
               Information required by Item 7 is incorporated herein
          by reference to Management's Discussion and Analysis of
                          ---------------------------------------
          Financial Condition and Results of Operations included in
          ---------------------------------------------
          the Registrant's Annual Report to Stockholders for the year ended December 31, 1994.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------    -------------------------------------------

               Financial statements and supplementary data required by
          Item 8 are set forth below in Item 14(a), Index to Financial
                                                    ------------------
          Statements.
          ----------

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
- ------    -----------------------------------------------------------
          AND FINANCIAL DISCLOSURE
          ------------------------
               None

                               PART III
                               --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------   --------------------------------------------------
     (a)  Identification of Directors
          ---------------------------

               This item is incorporated herein by reference to Registrant's Proxy Statement for its annual meeting of stockholders to be held May 11, 1995.
     (b)  Identification of Executive Officers
          ------------------------------------
               In accordance with Regulation S-K Item 401(b), Instruction 3, the information required by Item 10(b) concerning the Company's executive officers is furnished in a separate item captioned Executive Officers of the
                                    -------------------------
          Registrant in Part I above.
          ----------

     (c)  Compliance with Section 16(a) of the Exchange Act
          -------------------------------------------------
               This item is incorporated by reference to Registrant's Proxy Statement for its annual meeting of stockholders to be held May 11, 1995.

Item 11.  EXECUTIVE COMPENSATION
- -------   ----------------------
               This item is incorporated by reference to Registrant's Proxy Statement for its annual meeting of stockholders to be held May 11, 1995.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
- -------   ---------------------------------------------------
          MANAGEMENT
          ----------
               This item is incorporated by reference to Registrant's Proxy Statement for its annual meeting of stockholders to be held May 11, 1995.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------   ----------------------------------------------
               This item is incorporated by reference to Registrant's Proxy Statement for its annual meeting of stockholders to be held May 11, 1995.

                                PART IV
                                -------
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- -------   ---------------------------------------------------------------

     (a)(1)     Index to Financial Statements:
               -----------------------------
               The following consolidated financial statements and Report of Ernst & Young LLP, Independent Auditors, included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1994 are incorporated herein by reference:

               Consolidated Balance Sheets - December 31, 1994 and 1993

               Consolidated Statements of Earnings - Years Ended December 31, 1994 and 1993, Six Months Ended December 31, 1992 and the Six Months Ended June 30, 1992

               Consolidated Statements of Stockholders' Equity (Deficit) - Years Ended December 31, 1994 and 1993, Six Months Ended December 31, 1992 and Six Months Ended June 30, 1992

               Consolidated Statements of Cash Flows - Years Ended December 31, 1994 and 1993, Six Months Ended December 31, 1992 and Six Months Ended June 30, 1992

               Notes to Consolidated Financial Statements - December 31,
               1994

         (2) The following financial statement schedule should be read in conjunction with the consolidated financial statements included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1994:

               Schedule II - Valuation and Qualifying Accounts

               Financial statement schedules not included herein have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

         (3)          Exhibits required by this item are listed on the
               Exhibit Index attached to this report and hereby incorporated by reference.

     (b)  Reports on Form 8-K Filed in the Fourth Quarter
          -----------------------------------------------
               On October 28, 1994, a Current Report on Form 8-K/A was filed in which the Registrant amended its Current Report on Form 8-K filed October 6, 1994 and incorporated the consolidated pro forma financial information related to the Sale of First Federal.

     (c)  Exhibits
          --------
               The Exhibit Index attached to this report is hereby incorporated by reference.

     (d)  Financial Statements Schedules
          ------------------------------
               Following is the schedule as referenced in the Index to
                                                              --------
 Financial Statements included in Item 14(a) above.
 --------------------

                                                                SCHEDULE II

                 Fairfield Communities, Inc. and Subsidiaries
                      Valuation and Qualifying Accounts
                                (In thousands)



                                                   Additions
                                            -----------------------
                                 Balance at   Charged     Charged to
                                 Beginning    to Costs      Other
  Description                    of Period  and Expenses  Accounts
- ----------------------------     ---------  ------------  --------
Year Ended December 31, 1994
Deducted from asset accounts:
Allowance for loan losses         $10,992      $4,430      $   -
                                  =======      ======      ========
 Valuation allowance for
  deferred tax assets             $33,649      $  -        $   -
                                  =======      ======      ========

Year Ended December 31, 1993
Deducted from asset accounts:
 Allowance for loan losses        $14,613      $3,586      $   -
                                  =======      ======      ========
 Valuation allowance for
  deferred tax assets             $42,974      $  -        $   -
                                  =======      ======      ========

Six Months Ended December 31, 1992
Deducted from asset accounts:
 Allowance for loan losses        $16,660      $1,631      $   -
                                  =======      ======      ========
 Valuation allowance for
  deferred tax assets             $43,248      $  -        $   -
                                  =======      ======      ========
- ----------------------------------------------------------------------

Six Months Ended June 30, 1992
 Deducted from asset accounts:
  Allowance for loan losses       $20,323      $1,170      $   -
                                  =======      ======      ========
  Valuation allowance for
   deferred tax assets            $  -         $  -        $43,248(e)
                                  =======      ======      =========


                                             Balance at
                                               end of
  Description                    Deductions    Period
- ----------------------------     ---------    -------
Year Ended December 31, 1994
Deducted from asset accounts:
Allowance for loan losses         $(4,100)(a)  $11,322
                                   =======     =======
 Valuation allowance for
  deferred tax assets             $(7,518)(b)  $26,131
                                  =======      =======

Year Ended December 31, 1993
Deducted from asset accounts:
 Allowance for loan losses        $(7,207)(c)  $10,992
                                  =======      =======
 Valuation allowance for
  deferred tax assets             $(9,325)(d)  $33,649
                                  =======      =======

Six Months Ended December 31, 1992
Deducted from asset accounts:
Allowance for loan losses         $(3,678)(a)  $14,613
                                  =======      =======
 Valuation allowance for
  deferred tax assets             $  (274)(b)  $42,974
                                  =======      =======
- ----------------------------------------------------------------------

Six Months Ended June 30, 1992
 Deducted from asset accounts:
  Allowance for loan losses       $(4,833)(a)  $16,660
                                  =======      =======
  Valuation allowance for
   deferred tax assets            $   -        $43,248
                                  =======      =======

(a) Uncollectible loans receivable written-off, net of recoveries.
(b) Utilization of pre-confirmation income tax attributes credited as direct additions to paid-in capital.
(c) Includes $2,248 transfer to net liabilities held for sale and $5,544 uncollectible loans receivable written-off, net of recoveries.
(d) Includes $3,016 utilization of pre-confirmation income tax attributes credited as direct additions to paid-in capital. Other deductions represent the refinement of prior year estimates of certain deferred tax assets, including net operating loss carryforwards and tax credits subject to the limitations of Internal Revenue Code Section 382.
(e) As of June 30, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes", and deferred tax assets and the related allowance were recorded as of that date.

                                SIGNATURE PAGE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                    FAIRFIELD COMMUNITIES, INC.


Date:  February 28, 1995            By       /s/ J.W. McConnell
                                       -----------------------------
                                        J.W. McConnell, President and
                                           Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on the dates indicated:


Date:  February 28, 1995             By      /s/ Russell A. Belinsky*
                                       -----------------------------------
                                          Russell A. Belinsky, Director

Date:  February 28, 1995             By     /s/ Ernest D. Bennett, III*
                                        ---------------------------------
                                         Ernest D. Bennett, III, Director


Date:  February 28, 1995             By       /s/ Daryl J. Butcher*
                                        -----------------------------------
                                             Daryl J. Butcher, Director

Date:  February 28, 1995             By      /s/ Philip L. Herrington*
                                         ---------------------------------
                                            Philip L. Herrington, Director


Date:  February 28, 1995             By      /s/ William C. Scott*
                                         -----------------------------------
                                              William C. Scott, Director


Date:  February 28, 1995             By       /s/ J. Steven Wilson*
                                         -----------------------------------
                                              J. Steven Wilson, Director


Date:  February 28, 1995              By       /s/ J. W. McConnell
                                          -----------------------------------
                                           J. W. McConnell, Director, President
                                               and Chief Executive Officer


Date:  February 28, 1995              By     /s/ Robert W. Howeth
                                          ----------------------------------
                                        Robert W. Howeth, Senior Vice President,
                                          Chief Financial Officer and Treasurer


Date:  February 28, 1995              By      /s/ William G. Sell
                                         ------------------------------------
                                      William G. Sell, Vice President/Controller
                                             (Chief Accounting Officer)


Date:  February 28, 1995              *By       /s/ J. W. McConnell
                                          -----------------------------------
                                           J. W. McConnell, Attorney-in-Fact

                             FAIRFIELD COMMUNITIES, INC.
                               EXHIBIT INDEX

Exhibit
Number
- -------
 3(a) Second Amended and Restated Certificate of Incorporation of the Registrant, effective September 1, 1992
              (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

 3(b) Second Amended and Restated Bylaws of the Registrant, dated November 18, 1994 (attached)

 4.1 Supplemented and Restated Indenture between the Registrant, Fairfield River Ridge, Inc., Fairfield St. Croix, Inc. and IBJ Schroder Bank & Trust Company, as Trustee, and Houlihan Lokey Howard & Zukin, as Ombudsman, dated September 1, 1992, related to the Senior Subordinated Secured Notes (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

 4.2 First Supplemental Indenture to the Supplemented and Restated Indenture referenced in 4.1 above, dated
              September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

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

 4.5 Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

10.1 Amended and Restated Revolving Credit and Term Loan Agreement, dated as of September 28, 1993, by and between the Registrant, Fairfield Myrtle Beach, Inc., Suntree Development Company, Fairfield Acceptance Corporation ("FAC") and The First National Bank of Boston ("FNBB") (previously filed with the Registrant's Current Report on Form 8-K dated October 1, 1993 and incorporated herein by reference)

10.2 First Amendment to Amended and Restated Revolving Credit Agreement, referenced in 10.1 above, dated as of May 13, 1994 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1994 and incorporated herein by reference)

                                     -9-
Exhibit
Number
- -------
10.3 Second Amendment to Amended and Restated Revolving Credit Agreement, referenced in 10.1 above, dated as of December 9, 1994 (attached)

10.4 Third Amendment to Amended and Restated Revolving Credit Agreement, referenced in 10.1 above, dated as of December 19, 1994 (attached)

10.5 Stock Purchase Agreement dated as of April 5, 1994, between the Registrant and Security Capital Bancorp (previously filed with the Registrant's Current Report on Form 8-K dated April 14, 1994 and incorporated herein by reference)

10.6 Limited Partnership Agreement, dated March 3, 1981, between Harbour Ridge, Inc., Fairfield River Ridge, Inc. and Harbour Ridge Investments, Inc. forming the limited partnership of Harbour Ridge, Ltd. (previously filed with the Registrant's Registration Statement on Form S-7 No. 2-75301 effective February 11, 1982 and incorporated herein by reference)

10.7 Sugar Island Associates, Ltd. Amended Limited Partnership Agreement, dated October 17, 1984 (previously filed with the Registrant's current Report on Form 8-K dated October 25, 1984 and incorporated herein by reference)

10.8 Rights Agreement, dated as of September 1, 1992, between Registrant and Society National Bank, as Rights Agent (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

10.9 Amendment to Rights Agreement, referenced in 10.8 above, dated September 20, 1994 (previously filed with the Registrant's Form 8-A/A dated November 1, 1994 and incorporated herein by reference)

10.10 Fourth Amended and Restated Title Clearing Agreement (Lawyer's) between the Registrant, FAC, Lawyer's Title Insurance Corporation, FNBB individually and in various capacities as agent and trustee, First Bank National Association, First Commercial Trust Company, N.A., First American Trust Company, N.A. and First Federal, dated September 1, 1992 (previously filed with the Registrant's Annual Report on Form 10-K dated December 31, 1992 and incorporated herein by reference)

10.11 Promissory Note and Security Agreement each dated June 30, 1994 between the Registrant and VM Investors Partnership (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference)

10.12 Second Amended and Restated Title Clearing Agreement (Colorado) between the Registrant, FAC, Colorado Land Title Company, FNBB, First Bank National Association, First Commercial Trust Company, N.A. and First Federal, dated September 1, 1992 (previously filed with the Registrant's Annual Report on Form 10-K dated December 31, 1992 and incorporated herein by reference)

                                    -10-


Exhibit
Number
- -------
10.13 Westwinds Third Amended and Restated Title Clearing Agreement (Lawyers) between the Registrant, FAC, Fairfield Myrtle Beach, Inc., Lawyers Title Insurance Corporation, FNBB, and Resort Funding, Inc. dated November 15, 1992 (previously filed with the Registrant's Annual Report on Form 10-K dated December 31, 1992 and incorporated herein by reference)

10.14 Third Amended and Restated Revolving Credit Agreement between FAC and FNBB, dated as of September 28, 1993 (previously filed with Registrant's Current Report on Form 8-K dated October 1, 1993 and incorporated herein by reference)

10.15 First Amendment to Third Amended and Restated Revolving Credit Agreement, referenced in 10.14 above, dated as of December 9, 1994 (attached)

10.16 Second Amendment to Third Amended and Restated Revolving Credit Agreement, referenced in 10.14 above, dated as of December 19, 1994 (attached)

10.17 Pledge and Servicing Agreement between Fairfield Funding Corporation ("FFC"), FAC, First Commercial Trust Company, N.A. and Texas Commerce Trust Company, N.A., dated September 28, 1993 (previously filed with Registrant's Current Report on Form 8-K filed October 1, 1993 and incorporated herein by reference)

10.18 Receivable Purchase Agreement, dated as of September 28, 1993, between the Registrant, FAC, and FFC (previously filed with the Registrant's Current Report on Form 8-K filed October 1, 1993 and incorporated herein by reference)

10.19 Third Amended and Restated Operating Agreement, dated as of December 9, 1994, between the Registrant and FAC
              (attached)

10.20 Appointment and Acceptance Agreement, dated as of March 3, 1994, between the Registrant and FNBB appointing FNBB as successor Rights Agent (previously filed with the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1993 and incorporated herein by reference)

                     COMPENSATORY PLANS OR ARRANGEMENTS

10.21 Form of Warrant Agreement between the Registrant and directors of the Registrant (previously filed with the Registrant's Quarterly Report on Form 10-Q dated
              September 30, 1993 and incorporated herein by reference)

10.22 Registrant's Savings/Profit Sharing Plan, as amended, effective January 1, 1995 (attached)

10.23 Employment Agreement, dated as of September 20, 1991, by and between the Registrant and Mr. John W. McConnell (previously filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference)

                                     -11-
Exhibit
Number
- -------
10.24 Employment Agreement, dated as of September 20, 1991, by and between the Registrant and Mr. Morris E. Meacham (previously filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference)

10.25 Employment Contract, effective January 1, 1994, by and between the Registrant and Mr. Morris E. Meacham
              (previously filed with Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1993 and incorporated herein by reference)

10.26 Employment Agreement, dated as of September 20, 1991, by and between the Registrant and Mr. Marcel J. Dumeny
              (previously filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference)

10.27 Form of Amendment No. One to Employment Agreements between Registrant and certain officers (previously filed with Registrant's Current Report on Form 8-K dated
              September 1, 1992 and incorporated herein by reference)

10.28 Form of Warrant Agreement between Registrant and certain officers and executives of the Registrant (previously filed with Registrant's Quarterly Report on Form 10-Q dated September 30, 1993 and incorporated herein by reference)

10.29 Registrant's First Amended and Restated 1992 Warrant Plan (previously filed with Registrant's Quarterly Report on Form 10-Q dated September 30, 1993 and incorporated herein by reference)

10.30 Form of Indemnification Agreement between the Registrant and certain officers and directors of the Registrant (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

10.31 Form of Severance Agreement between the Registrant and certain officers of the Registrant (previously filed with Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1993 and incorporated herein by reference)

10.32 Registrant's Excess Benefit Plan, adopted February 1, 1994 (previously filed with the Registrants Annual Report on Form 10-K/A for the year ended December 31, 1993 and incorporated herein by reference)

10.33 Registrant's Key Employee Retirement Plan (previously filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference)

11       Computation of earnings per share (attached)

                                   -12-

Exhibit
Number
- -------

13 Portions of Registrant's Annual Report to Stockholders for the year ended December 31, 1994 which are incorporated herein by reference: Corporate Profile; Building for the Future; A Focus on Service; Common Stock Prices; Selected Financial Data; Management's Discussion and Analysis of Financial Condition and Results of Operations; Report of Ernst & Young LLP, Independent Auditors; Consolidated Balance Sheets; Consolidated Statements of Earnings; Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements (attached)

21       Subsidiaries of the Registrant (attached)

23       Consent of Ernst & Young LLP, Independent Auditors (attached)

24       Powers of Attorney (attached)

27       Financial Data Schedule (attached)

99 Ombudsman Report for the period ending December 31, 1994 related to the Registrant's Senior Subordinated Secured Notes. Fairfield Communities, Inc. (the "Company") has issued its 10% Senior Subordinated Secured Notes (the "FCI Notes") pursuant to the Supplemented and Restated Indenture, dated as of September 1, 1992, as amended (the "Restated Indenture"), among the Company, as issuer, Fairfield St. Croix, Inc. and Fairfield River Ridge, Inc., as guarantors, IBJ Schroder Bank & Trust Company, as trustee (the "Trustee"), and Houlihan Lokey Howard & Zukin, as ombudsman (the "Ombudsman"). The Ombudsman, which was designated by the committee representing the holders of the notes for which the FCI Notes were exchanged in the Company's reorganization proceedings, as part of its duties under the Restated Indenture, is to report periodically concerning the collateral securing the FCI Notes and other matters (the "Ombudsman's Reports"). The Ombudsman's Reports are not prepared at the direction of, or in concert with, the Company and are delivered by the Ombudsman to the Trustee for distribution to each holder of record of the FCI Notes. However, because the Ombudsman's Reports are being distributed to the record holders of the FCI Notes and the contents of the Ombudsman's Reports may be of interest to other persons, including potential purchasers of the FCI Notes, the Company is filing herewith, as Exhibit 99, a copy of the Ombudsman's Report dated February 10, 1995, for the period ending December 31, 1994. The Company is not obligated to file such reports and may discontinue filing such reports in the future without notice to any person. (attached)