Form 10-Q
period 1995-03-31
FAIRFIELD COMMUNITIES INC
filed 1995-05-04
CIK 276189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q
     (Mark One)

      [X]      Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
                  For the quarter ended March 31, 1995

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
          (Address of principal executive offices, including zip code) Registrant's telephone number, including area code: (501) 664-6000

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.   Yes   X      No
                                                       -------        ------
          APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
   Yes   X      No
      ------      -----

   The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of May 1, 1995 totaled 9,964,915.


   PART I - FINANCIAL INFORMATION
   ITEM I - FINANCIAL STATEMENTS

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                 March 31,    December 31,
                                                    1995         1994
                                                    ----         ----
                                                 (Unaudited)    (Note)
   ASSETS
     Cash and cash equivalents                   $  14,482    $  13,641
     Loans receivable, net                         132,196      137,124
     Real estate inventories                        32,748       31,802
     Restricted cash and escrow accounts             8,392       10,894
     Property and equipment, net                     6,399        5,956
     Deferred tax assets, net                        3,649        2,919
     Net assets held for sale                        2,691        8,378
     Other assets                                   15,900       14,012
                                                  --------     --------
                                                  $216,457     $224,726
                                                  ========     ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
     Liabilities:
       Financing arrangements                     $103,292     $111,943
       Deferred revenue                             19,910       18,956
       Accounts payable                              6,465        6,305
       Accrued interest                              5,145        5,404
       Other liabilities                            13,828       15,183
                                                  --------     --------
                                                   148,640      157,791
                                                  --------     --------
     Stockholders' equity:
       Common stock                                    124          124
       Paid-in capital                              46,853       46,123
       Retained earnings                            20,840       20,688
       Less treasury stock, at cost                    -            -
                                                  --------     --------
                                                    67,817       66,935
                                                  --------     --------
                                                  $216,457     $224,726
                                                  ========     ========

   Note: The consolidated balance sheet at December 31, 1994 has been derived from the audited consolidated financial statements at that date.

   See notes to consolidated financial statements.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   Three Months Ended March 31, 1995 and 1994
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                       1995            1994
                                                       ----            ----
REVENUES
  Vacation ownership, net                             $12,464        $ 6,398
  Lots, net                                             1,069            927
  Resort management                                     3,402          2,740
  Interest                                              4,764          5,324
  Other                                                 3,424          4,232
                                                      -------        -------
                                                       25,123         19,621
                                                      -------        -------
EXPENSES
  Cost of sales:
    Vacation ownership                                  3,842          2,033
    Lots                                                  360            275
  Provision for loan losses                               945            580
  Selling                                               8,997          4,147
  Resort management                                     3,064          2,385
  General and administrative                            2,984          2,535
  Interest                                              2,275          2,719
  Other                                                 2,411          3,407
                                                      -------        -------
                                                       24,878         18,081
                                                      -------        -------
Earnings before provision for income taxes                245          1,540
Provision for income taxes                                 93            462
                                                      -------        -------
Net earnings                                         $    152        $ 1,078
                                                     ========        =======

NET EARNINGS PER SHARE
  Primary                                                $.01           $.10
                                                         ====           ====
  Fully diluted                                          $.01           $.09
                                                         ====           ====

WEIGHTED AVERAGE SHARES OUTSTANDING
  Primary                                           11,033,498    11,095,519
                                                    ==========    ==========
  Fully diluted                                     11,641,254    11,710,273
                                                    ==========    ==========





   See notes to consolidated financial statements.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1995 and 1994
                                 (In thousands)
                                   (Unaudited)




                                                        1995          1994
                                                        ----          ----
OPERATING ACTIVITIES
  Net earnings                                       $     152      $  1,078
  Adjustments to reconcile net earnings to net
   cash (used in) provided by operations:
     Depreciation and amortization                         389           335
     Provision for loan losses                             945           580
  Earnings from unconsolidated affiliates                 (618)         (354)
  Changes in operating assets and liabilities:
     Real estate inventories                              (946)        1,460
     Other liabilities                                  (1,355)         (737)
     Other, net                                            278        (2,290)
                                                      --------      --------
  Net cash (used in) provided by operating activities   (1,155)           72
                                                      --------      --------
INVESTING ACTIVITIES
  Purchases of property and equipment, net                (711)         (198)
  Principal collections on loans                        17,209        16,875
  Loans originated                                     (13,134)       (5,403)
  Purchase of U.S. Treasury Note                        (1,524)         -
  Net cash received from unconsolidated affiliates         618           354
  Net investment activities of net assets held
    for sale and discontinued operations                 5,687        (7,910)
                                                      --------       -------
  Net cash provided by investing activities              8,145         3,718
                                                      --------       -------

FINANCING ACTIVITIES
   Proceeds from financing arrangements                 39,481        27,088
   Repayments of financing arrangements                (48,132)      (30,682)
   Decrease (increase) in restricted cash and
   escrow accounts                                       2,502        (1,934)
                                                      --------       -------
 Net cash used in financing activities                  (6,149)       (5,528)
                                                      --------       -------
 Net increase (decrease) in cash and cash equivalents      841        (1,738)
 Cash and cash equivalents, beginning of period         13,641         4,475
                                                      --------      --------
 Cash and cash equivalents, end of period             $ 14,482      $  2,737
                                                      ========      ========







   See notes to consolidated financial statements.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1995
                                   (Unaudited)


         The accompanying unaudited consolidated financial statements of Fairfield Communities, Inc. ("Fairfield") and its wholly owned subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements for the unaudited interim periods include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations of the Company for such periods. Results of operations for the period ended March 31, 1995 are not necessarily indicative of the results of operations that may be expected for a full year or any interim period. Certain previously reported amounts have been reclassified to conform to the presentation used for the current period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of the Company for the year ended December 31, 1994. The accompanying consolidated financial statements, and related notes thereto, include the accounts of Fairfield and its wholly owned subsidiaries, with all significant intercompany accounts and transactions eliminated.

   NOTE 1 - VACATION OWNERSHIP SALES
   ------   ------------------------

         Vacation ownership sales for the three months ended March 31, 1995 and 1994 are summarized as follows (In thousands):

                                                     1995         1994
                                                     ----         ----
   Vacation ownership sales                        $12,835       $5,755
    Less:  Deferred revenue on
            current year sales, net                 (1,626)        (729)
    Add:  Deferred revenue on
           prior year sales                          1,255        1,372
                                                   -------       ------
                                                   $12,464       $6,398
                                                   =======       ======

   NOTE 2 - LOANS RECEIVABLE
   ------   ----------------
         Loans receivable consisted of the following (In thousands):

                                               March 31,    December 31,
                                                  1995          1994
                                                  ----          ----
   Contracts                                   $130,279       $136,709
   Mortgages                                     13,345         12,044
                                               --------       --------
                                                143,624        148,753
   Less:  Allowance for loan losses             (11,206)       (11,322)
           Unamortized valuation discount          (222)          (307)
                                               --------       --------
                                               $132,196       $137,124
                                               ========       ========

   NOTE 3 - REAL ESTATE INVENTORIES
   ------   -----------------------

         Real estate inventories are summarized as follows (In thousands):

                                                  March 31,   December 31,
                                                     1995          1994
                                                     ----          ----
   Land:
     Under development                             $ 8,777       $ 4,140
     Undeveloped                                    11,943        17,633
                                                   -------       -------
                                                    20,720        21,773
                                                   -------       -------
   Residential housing:
     Vacation ownership                             10,179         8,418
     Homes                                           1,849         1,611
                                                   -------       -------
                                                    12,028        10,029
                                                   -------       -------
                                                   $32,748       $31,802
                                                   =======       =======

         In 1995, the Company began development at its newest destination sites and, therefore, the related acquisition costs were reclassed from undeveloped land to land under development.

   NOTE 4 - FINANCING ARRANGEMENTS
   ------   ----------------------

         Financing arrangements are summarized as follows (In thousands):

                                                  March 31,    December 31,
                                                     1995          1994
                                                     ----          ----
   Notes payable:
      7.6% Notes                                  $ 68,232      $ 73,560
      Other                                         14,394        14,708
   Revolving credit agreements                      20,666        23,675
                                                  --------      --------
                                                  $103,292      $111,943
                                                  ========      ========

         At March 31, 1995, the 7.6% Notes were secured by a pool of contracts receivable totaling $83.4 million. Principal amounts collected from the contracts receivable pool were reinvested into additional contracts receivable limited monthly to (i) the availability of eligible contracts and (ii) the amounts accumulated in certain restricted cash accounts. The reinvestment period expired March 20, 1995 and the excess funds held in the restricted cash accounts totaling $5.3 million were, for financial statement purposes, offset against the outstanding balance of the 7.6% Notes. Principal amounts collected subsequent to the reinvestment period will be used to reduce the outstanding balance of the 7.6% Notes.

         On March 28, 1995, Fairfield Capital Corporation, ("FCC"), a wholly owned subsidiary of Fairfield Acceptance Corporation ("FAC"), entered into a Credit Agreement (the "FCC Agreement") which provides for loans of up to $21.4 million for the purchase of contracts receivable from FAC pursuant to the Receivables Purchase Agreement (the "Purchase Agreement"), among Fairfield as originator, FAC, as seller and FCC, as purchaser. The initial purchase of contracts receivable and the respective funding under the FCC Agreement occurred on April 10, 1995, resulting in borrowings under the FCC Agreement totaling $21.4 million, of which $20.3 million was used to reduce borrowings under FAC's revolving credit agreement and $1.1 million was used to establish restricted cash accounts required by the FCC Agreement and to pay transaction fees. Borrowings under the FCC Agreement mature on December 9, 1999 and bear interest at varying rates, based on 30 day commercial paper rates, subject to an interest rate cap of 8.5%. As of the date of funding, the weighted average interest rate on the borrowings was 6.875%, including facility fees totaling .675%.

   NOTE 5 - FAIRFIELD ACCEPTANCE CORPORATION ("FAC")
   ------   ----------------------------------------
         Condensed consolidated financial information for FAC is summarized as follows (In thousands):

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                March 31,  December 31,
                                                   1995        1994
                                                   ----        ----
   ASSETS
     Cash                                        $  1,523   $    895
     Loans receivable, net                        103,619    108,093
     Restricted cash                                3,289      8,120
     Due from parent                               13,702     12,115
     Other assets                                   2,769      3,008
                                                 --------   --------
                                                 $124,902   $132,231
                                                 ========   ========
   LIABILITIES AND EQUITY
     Financing arrangements (see Note 4)         $ 88,898  $  97,235
     Accrued interest and other liabilities           698        681
     Equity                                        35,306     34,315
                                                 --------   --------
                                                 $124,902   $132,231
                                                 ========   ========

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1995 and 1994


                                                   1995        1994
                                                   ----        ----
   Revenues                                       $3,838      $3,189
   Expenses                                        2,233       2,006
                                                  ------      ------
   Earnings before provision for income taxes      1,605       1,183
   Provision for income taxes                        614         453
                                                  ------      ------
   Net earnings                                   $  991      $  730
                                                  ======      ======


   NOTE 6 - NET ASSETS HELD FOR SALE
   ------   ------------------------
         A summary of net assets held for sale is as follows (In thousands):


                                             March 31,     December 31,
                                                1995           1994
                                                ----           ----
   Golf courses                              $  1,270       $  2,471
   Collateral for FCI Notes:
      Real estate inventories                   4,005          4,160
      Investment in unconsolidated affiliate    4,951          4,951
   Excluded Association Assets:
      Real estate inventories                   2,652          6,772
      Loans receivable, net                     4,619          4,830
                                             --------        -------
                                               17,497         23,184
   FCI Notes                                  (14,806)       (14,806)
                                              -------        -------
                                             $  2,691       $  8,378
                                             ========       ========

         Subsequent to March 31, 1995, the Company disposed of approximately $2.1 million of Excluded Association Assets at approximate book value.

   NOTE 7 - SUPPLEMENTAL INFORMATION
   ------   ------------------------

         Other revenues  for the  three months ended March  31, 1995  and 1994 include cash distributions totaling $.6 million and $.4 million, respectively, related to the Company's 35% partnership interest in Harbour Ridge, Ltd., a limited partnership engaged in the development of a tract of land in St. Lucie, Florida. Cash distributions from this partnership interest are anticipated to continue through the third quarter of 1996. Also included in other revenues and other expenses for the three months ended March 31, 1995 are home and bulk land sales totaling $1.8 million and related cost of sales totaling $1.6 million. For the three months ended March 31, 1994, home and bulk land sales and related cost of sales totaled $3.2 million and $2.9 million, respectively.

         Included in other assets at  March 31, 1995 and December 31, 1994 are
   (i) $4.9 million and $5.1 million, respectively, related to the assets of the Company's life insurance subsidiary and (ii) unamortized capitalized financing costs totaling $2.0 million for each period presented. Also included in other assets at March 31, 1995 is a $1.5 million U.S. Treasury Note, maturing March 1997.

         Interest paid totaled $2.6 million and $6.6 million for the three months ended March 31, 1995 and 1994, respectively. Of the 1994 amount, $3.2 million was related to the net assets of First Federal which were sold in September 1994.

         During the three months ended March 31, 1995 and 1994, benefits realized from the utilization of pre-confirmation net operating loss carryforwards and recognition of pre-confirmation deductible temporary differences of $.7 million and $.4 million, respectively, were recorded as reductions of the Company's valuation allowance for deferred tax assets and as additions to paid-in capital.

   NOTE 8 - CONTINGENCIES
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

         On November 3, 1993, Fairfield filed an adversary proceeding in the Bankruptcy Court, alleging that the Recreation Fee Litigation violates the discharge granted to Fairfield in its Chapter 11 bankruptcy reorganization and the injunction issued by the Bankruptcy Court against prosecution of any claims discharged in the bankruptcy proceedings. By orders and opinions dated September 29, 1994, the Bankruptcy Court decided motions filed by the plaintiffs in the Recreation Fee Litigation, in response to Fairfield's adversary proceeding. The Bankruptcy Court retained jurisdiction over one of the lawsuits (the Storm lawsuit), and determined that any purchaser of a lot from Fairfield and its predecessors prior to August 14, 1992 would be limited to a pre-confirmation cause of action. The Bankruptcy Court determined that it did not have jurisdiction over the second lawsuit (the Daleske lawsuit), involving eight individuals and one company, due to prior proceedings in the case in Colorado federal district court, which ruled that the plaintiffs in this lawsuit had post-confirmation causes of action, although all nine plaintiffs are believed to have purchased their lots prior to August 14, 1992. Fairfield has appealed the Bankruptcy Court's decision in the Daleske lawsuit, and the plaintiffs in the Storm lawsuit have appealed the Bankruptcy Court's decision in that case, to the District Court, which has indicated that it will schedule oral argument on these appeals in the near future. The Colorado State Court stayed further proceedings in the Recreation Fee Litigation pending the outcome of the appeals to the District Court. Two additional related lawsuits have also been filed in the Archuleta County District Court, raising similar issues and demands as the Storm and Daleske cases. The Fiedler case, filed on or about October 17, 1994, was filed individually, while the second of these new cases, the Lobdell case, was filed on or about November 22, 1994, as a proported class action. On February 27, 1995, Fairfield filed an adversary proceeding in the Bankruptcy Court against the Fiedler and the Lobdell plaintiffs, seeking relief similar to that requested in the Storm and Daleske adversary proceeding. No hearing has been held on the Fiedler and Lobdell adversary proceeding. The
   Colorado District Court has stayed proceedings in the Lobdell case and stayed most proceedings in the Fiedler case, except with respect to a motion for summary judgment, in connection with one lot, based upon facts unique to the Fiedler case.

         Fairfield intends to defend vigorously the Recreation Fee Litigation, and the two recently filed related cases, including any attempt to certify a class in any of these cases. Fairfield has previously implemented recreation fee charges at certain other of its resort sites which are not subject to the pending action.

         On December 10, 1993, Charlotte T. Curry, who, with her husband, purchased a lot from Fairfield under an installment sale contract subsequently sold to First Federal, filed suit against First Federal, currently pending in Superior Court in Mecklenburg County, North Carolina, alleging breach of contract, breach of fiduciary duty and unfair trade
   practices.   On  April  8, 1994,  the  complaint  was

   amended,  (a)  adding Fairfield as a party,
   (b) adding an additional count against both Fairfield
   and First Federal alleging violation of the North Carolina's Racketeer Influenced and Corrupt Organizations ("RICO") Statute and (c) adding a count against Fairfield alleging fraud. The litigation, which seeks class action certification, contests the method by which Fairfield calculated refunds for lot purchasers whose installment sale contracts were canceled due to failure to complete payment of the deferred sales price for the lot. Most installment lot sale contracts require Fairfield to refund to a defaulting purchaser the amount paid in principal, after deducting the greater of (a) 15% of the purchase price of the lot or (b) Fairfield's actual damages. The plaintiff disputes Fairfield's method of calculating damages, which has historically included certain sales, marketing and other expenses. In the case of Ms. Curry's lot, the amount of refund claimed as having been improperly retained is approximately $3,600. The Curry lawsuit seeks damages, punitive damages, treble damages under North Carolina law for unfair trade practices and RICO, prejudgment interest and attorney's fees and costs. By order dated July 6, 1994, the court dismissed Ms.
   Curry's claims for (a) breach of contract, due to the statute of limitations, (b) breach of fiduciary duty, due to the lack of a fiduciary duty and the statute of limitations, (c) fraud, due to the statute of limitations, and (d) RICO, due to failure to state a claim. The court, by order dated August 16, 1994, dismissed Ms. Curry's only remaining claim against Fairfield, for unfair trade practices, subject to possible appeal rights. The court has not yet addressed whether Ms. Curry is an appropriate class representative and has not certified the case as a class action.

      Under the Stock Purchase Agreement for the sale of First Federal, Fairfield agreed to indemnify SCBC against any liability in the Curry litigation. While Fairfield is no longer a defendant in the litigation, it intends to coordinate the defense of First Federal (now, by merger,
   Security Bank and Trust Company) with the counsel who have been representing First Federal, to defend the Curry litigation vigorously. Fairfield also has cancelled defaulted lot installment sales contracts owned by it and its subsidiaries (other than First Federal), using the same method of calculating refunds as is at issue in the Curry litigation.

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   ------   -----------------------------------------------------------
   AND RESULTS OF OPERATIONS
   -------------------------

   RESULTS OF OPERATIONS

         Vacation Ownership
         ------------------

         Gross vacation ownership interval ("VOI") revenues totaled $12.8 million and $5.8 million for the three months ended March 31, 1995 and 1994, respectively. This increase is the result of (i) increased sales volumes ($3.1 million) at several of the Company's existing developments and (ii) additional sales volumes ($3.9 million) at the Company's newest destination sites at Orlando, Florida and Nashville, Tennessee, both of which began sales efforts in December 1994.

         Net VOI revenues increased to $12.5 million for the three months ended March 31, 1995 from $6.4 million for the three months ended March 31, 1994. The increase in net VOI revenues was partially offset by net deferred revenue of $.4 million during the three months ended March 31, 1995, related to the percentage of completion method of accounting, as compared to the net recognition of $.6 million of previously deferred revenue during the three months ended March 31, 1994. Under this method, the portion of revenues attributable to costs incurred as compared to total estimated construction costs and selling expenses, is recognized in the period of sale. The remaining revenue is deferred and recognized as the remaining costs are incurred.

         Cost of sales, as a percentage of revenues, improved to 30.8% for the three months ended March 31, 1995 from 31.8% from the comparable period in 1994. This fluctuation is primarily attributable to the mix of the products sold and the varying acquisition and development costs at certain sites.

         Selling
         -------
         Selling expenses, including commissions, for both VOI and lot sales, as a percentage of related revenues, were 66.3% and 56.2%, for the three months ended March 31, 1995 and 1994, respectively. The increase in selling expenses, as a percentage of related revenues, is attributable to the inefficiencies experienced at the Company's newest destination sites at Orlando, Florida and Nashville, Tennessee. Exclusive of these new projects, selling expenses, as a percentage of related revenues, were 55.6% for the three months ended March 31, 1995. Future efficiencies are expected to be realized as the Company continues to adjust its marketing and sales efforts at these new locations to better match its marketing programs with the respective sales efforts.

         Interest
         ---------
         Interest income totaled $4.8 million for the three months ended March 31, 1995 as compared to $5.3 million for the three months ended March 31, 1994. This decrease is primarily attributable to a lower average balance of outstanding contracts receivable (1995 - $131.0 million; 1994 - $151.3 million), resulting primarily from principal collections exceeding originations.

         Interest expense, net of capitalized interest, totaled $2.3 million and $2.7 million for the three months ended March 31, 1995 and 1994, respectively. This decrease is primarily attributable to the reduction in the average outstanding balance of interest-bearing debt.

         General and Administrative
         --------------------------
         General and administrative expenses increased from $2.5 million during the three months ended March 31, 1994 to $3.0 million during the
   three  months  ended March  31,  1995.   This  increase  resulted
   from the additional expenses incurred related to the increased VOI sales volumes as previously discussed. As of a percentage of total revenues, general and administrative expenses decreased from 12.9% for the three months ended March 31, 1994 to 11.9% for the three months ended March 31, 1995.

         Other
         -----
         Other revenues for the three months ended March 31, 1995 and 1994 include cash distributions totaling $.6 million and $.4 million, respectively, related to the Company's 35% partnership interest in Harbour Ridge, Ltd., a limited partnership engaged in the development of a tract of land in St. Lucie, Florida. Cash distributions from this partnership interest are anticipated to continue through the third quarter of 1996. Also included in other revenues and other expenses for the three months ended March 31, 1995 are home and bulk land sales totaling $1.8 million and related cost of sales totaling $1.6 million. For the three months ended March 31, 1994, home and bulk land sales and related cost of sales totaled $3.2 million and $2.9 million, respectively.

   PROVISION FOR INCOME TAXES

         During the three months ended March 31, 1995 and 1994, benefits realized from the utilization of pre-confirmation net operating loss carryforwards and recognition of pre-confirmation deductible temporary differences of $.7 million and $.4 million, respectively, were recorded as reductions of the Company's valuation allowance for deferred tax assets and as additions to paid-in capital.

   LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents of the Company increased $.8 million from December 31, 1994 to March 31, 1995. During the three months ended March 31, 1995, the Company generated $17.2 million of cash from principal collections on loans receivable which was partially offset by $13.1 million of loan originations. The disposal of net assets held for sale resulted in increases in cash and cash equivalents totaling $5.7 million. Using available cash and certain restricted cash accounts, the Company reduced the outstanding balances of its financing arrangements by $8.7 million (see
   Note 4 of the Notes to Consolidated Financial Statements).

         As of March 31, 1995, the Company had borrowing availability from three credit facilities as discussed below. At March 31, 1995, Fairfield and certain of its subsidiaries had no borrowings, and $1.2 million in letters of credit, outstanding under the Amended and Restated Revolving Credit Agreement (the "FCI Agreement") with The First National Bank of Boston ("FNBB"). The FCI Agreement provides for revolving loans of up to $25 million, including up to $7 million for letters of credit. The revolving loans mature on January 1, 1998, if not extended in accordance with the terms of the FCI Agreement. At March 31, 1995, Fairfield had borrowing availability under the FCI Agreement of $19.3 million, net of outstanding letters of credit.

         At March 31, 1995, FAC had borrowings outstanding of $20.7 million under the Third Amended and Restated Revolving Credit Agreement (the "FAC Agreement") with FNBB. The FAC Agreement provides for revolving loans of up to $35 million, including up to $1 million for letters of credit. The revolving loans mature on January 1, 1998, if not extended in accordance with the terms of the FAC Agreement. At March 31, 1995, FAC had no additional borrowing availability under the FAC Agreement.

         On March 28, 1995, Fairfield Capital Corporation, ("FCC"), a wholly owned subsidiary of Fairfield Acceptance Corporation ("FAC"), entered into a Credit Agreement (the "FCC Agreement") which provides for loans of up to $21.4 million for the purchase of contracts receivable from FAC pursuant to the Receivables Purchase Agreement (the "Purchase Agreement"), among Fairfield as originator, FAC, as seller and FCC, as purchaser. The initial purchase of contracts receivable and the respective funding under the FCC Agreement occurred on April 10, 1995, resulting in borrowings under the FCC Agreement totaling $21.4 million, of which $20.3 million was used to reduce borrowings under the FAC Agreement and $1.1 million was used to establish restricted cash accounts required by the FCC Agreement and to pay transaction fees. Borrowings under the FCC Agreement mature on December 9, 1999.

         As of March 31, 1995, the Company had $14.5 million in cash and cash equivalents which will be used in part to (i) fund the Company's short-term capital requirements to develop its new projects in Nashville, Tennessee and Orlando, Florida, (ii) fund the acquisition of future developments and
   (iii) provide operating cash. The Company intends to invest available excess cash primarily in highly liquid investments which are those deemed to have a maturity when purchased of three months or less.

         The Company expects to finance its long-term cash needs from (i) contract payments generated from its contracts receivable portfolio, (ii) borrowings under its credit facilities, (iii) operating cash flows and (iv) proceeds from asset sales.

   FINANCIAL CONDITION
   -------------------

         Total consolidated assets of the Company decreased $8.3 million from December 31, 1994 to March 31, 1995. The decrease in assets is primarily attributable to (i) a $5.7 million decrease in net assets held for sale resulting from the disposal of such assets and (ii) a $4.9 million decrease in loans receivable resulting primarily from principal collections exceeding origination of receivables. These decreases were partially offset by a $2.6 million increase in other assets, resulting primarily from the purchase of a $1.5 million U.S. Treasury Note, maturing March 1997. As previously discussed, the Company used available cash and certain restricted cash accounts to reduce the outstanding balances of its financing arrangements by $8.7 million.

         Other variations in the Company's assets and liabilities generally reflect the revenue and expense activities the Company experienced during the three months ended March 31, 1995.


   Part II - Other Information
   ------    -----------------

   Item 1 - Legal Proceedings
   ------   -----------------
               Incorporated  by  reference.     See  Note  8   of  "Notes   to
               Consolidated Financial Statements".

   Item 2 - Changes in Securities
   ------   ---------------------

               None

   Item 3 - Defaults Upon Senior Securities
   ------   -------------------------------

               None

   Item 4 - Submission of Matters to a Vote of Security Holders
   ------   ---------------------------------------------------

               None

   Item 5 - Other Information
   ------   -----------------
               None

   Item 6 - Exhibits and Reports on Form 8-K
   ------   --------------------------------

          (a)  Exhibits
               ---------
               Reference is made to the Exhibit Index.

          (b)  Reports on Form 8-K
               -------------------
               On March 28, 1995, a Current Report on Form 8-K was filed in which the Registrant disclosed the number of shares of its Common Stock outstanding as of February 28, 1995.



                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FAIRFIELD COMMUNITIES, INC.




   Date:    May 4, 1995               /s/  Robert  W. Howeth
        ---------------------         --------------------------------------
                                      Robert W. Howeth, Senior Vice President,
                                       Chief Financial Officer and Treasurer



   Date:    May 4, 1995               /s/  William G. Sell
        --------------------          --------------------------------------
                                      William G. Sell, Vice President/Controller
                                            (Chief Accounting Officer)

                           FAIRFIELD COMMUNITIES, INC.
                                  EXHIBIT INDEX

   Exhibit
   Number
   -------

    4.1 Supplemented and Restated Indenture between the Registrant, Fairfield River Ridge, Inc., Fairfield St. Croix, Inc. and IBJ Schroder Bank & Trust Company, as Trustee, and Houlihan Lokey Howard & Zukin, as Ombudsman, related to the Senior Subordinated Secured Notes, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

    4.2 First Supplemental Indenture to the Supplemental and Restated Indenture referenced in 4.1 above, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

    4.3 Second Supplemental Indenture to the Supplemental and Restated Indenture referenced in 4.1 above, effective September 1, 1992 (previously filed with the Registrant's Annual Report on Form 10-K dated December 31, 1992 and incorporated herein by reference)

    4.4 Third Supplemental Indenture to the Supplemental and Restated Indenture referenced in 4.1 above, effective March 18, 1993 (previously filed with the Registrant's Quarterly Report on Form 10-Q dated March 31, 1993 and incorporated herein by reference)

    4.5 Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

   10.1 Credit Agreement dated as of March 28, 1995 among the Registrant, Fairfield Capital Corporation ("FCC"), Fairfield Acceptance Corporation ("FAC"), Triple-A One Funding Corporation and Capital Markets Assurance Corporation as Administrative Agent and Collateral Agent (attached)

   10.2 Receivables Purchase Agreement dated as of March 28, 1995 among the Registrant, FAC and FCC (attached)

   11         Computation of earnings per share (attached)

   27         Financial Data Schedule (attached)

   99 Ombudsman Report for the period ending March 31, 1995 related to the Registrant's Senior Subordinated Secured Notes. Fairfield Communities, Inc. (the "Company") has issued its 10% Senior Subordinated Secured Notes (the "FCI Notes") pursuant to the Supplemented and Restated Indenture, dated as of September 1, 1992, as amended (the "Restated Indenture"), among the Company, as issuer, Fairfield St. Croix, Inc. and Fairfield River Ridge, Inc., as guarantors, IBJ Schroder Bank & Trust

              Company, as trustee (the "Trustee"), and Houlihan Lokey Howard & Zukin, as ombudsman (the "Ombudsman"). The Ombudsman, which was designated by the committee representing the holders of the notes for which the FCI Notes were exchanged in the Company's reorganization proceedings, as part of its duties under the Restated Indenture, is to report periodically concerning the collateral securing the FCI Notes and other matters (the "Ombudsman's Reports"). The Ombudsman's Reports are not prepared at the direction of, or in concert with, the Company and are delivered by the Ombudsman to the Trustee for distribution to each holder of record of the FCI Notes. However, because the Ombudsman's Reports are being distributed to the record holders of the FCI Notes and the contents of the Ombudsman's Reports may be of interest to other persons, including potential purchasers of the FCI Notes, the Company is filing herewith, as Exhibit 99, a copy of the Ombudsman's Report dated May 3, 1995, for the period ending
              March 31, 1995. The Company is not obligated to file such reports and may discontinue filing such reports in the future without notice to any person. (attached)