Form 10-Q
period 1995-06-30
FAIRFIELD COMMUNITIES INC
filed 1995-08-08
CIK 276189

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                      FORM 10-Q
     (Mark One)

        [X]      Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
                  For the quarter ended June 30, 1995

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
             (Address of principal executive offices, including zip code) Registrant's telephone number, including area code: (501) 664-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
                                        ------      ------
             APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes   X      No
                            -----      -----
The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of August 1, 1995 totaled 9,972,091.


   Part I - Financial Information
   Item I - Financial Statements

                       FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                      (In thousands)

                                                   June 30,     December 31,
                                                     1995           1994
                                                     ----           ----
                                                  (Unaudited)      (Note)
   ASSETS
     Cash and cash equivalents                    $ 10,195       $ 13,641
     Loans receivable, net                         136,519        137,899
     Real estate inventories                        32,976         32,237
     Restricted cash and escrow accounts             9,360         10,894
     Property and equipment, net                     7,671          5,956
     Net assets held for sale                          -            7,943
     Other assets                                   17,686         16,156
                                                  --------       --------
                                                  $214,407       $224,726
                                                  ========       ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
     Liabilities:
       Financing arrangements                     $ 93,567       $111,943
       Deferred revenue                             19,915         18,956
       Accounts payable                              8,582          6,305
       Accrued interest                              4,991          5,404
       Net liabilities held for sale                   747            -
       Other liabilities                            15,426         15,183
                                                  --------       --------
                                                   143,228        157,791
                                                  --------       --------
     Stockholders' equity:
       Common stock                                    124            124
       Paid-in capital                              47,583         46,123
       Retained earnings                            23,472         20,688
       Less treasury stock, at cost                    -              -
                                                  --------       --------
                                                    71,179         66,935
                                                  --------       --------
                                                  $214,407       $224,726
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

                     FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF EARNINGS
                   (Dollars in thousands, except per share amounts)
                                      (Unaudited)

                                     Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                     -------------------   ------------------
                                      1995       1994       1995        1994
                                      ----       ----       ----        ----
   REVENUES
     Vacation ownership, net        $25,171    $16,135     $37,635    $22,533
     Lots, net                        1,630      2,964       2,699      3,891
     Resort management                3,964      2,956       7,366      5,696
     Interest                         4,737      4,905       9,501     10,229
     Other                            3,561      3,206       6,985      6,654
                                    -------    -------     -------    -------
                                     39,063     30,166      64,186     49,003
                                    -------    -------     -------    -------
   EXPENSES
     Cost of sales:
       Vacation ownership             7,870      4,949      11,712      6,982
       Lots                             358        608         718        883
     Provision for loan losse         1,894      1,396       2,839      1,976
     Selling                         13,623      8,811      22,620     12,958
     Resort management                3,438      2,460       6,502      4,845
     General and administration       2,699      2,539       5,683      5,074
     Interest                         2,230      2,820       4,505      5,539
     Other                            2,706      2,763       5,117      5,386
                                    -------    -------     -------    -------
                                     34,818     26,346      59,696     43,643
                                    -------    -------     -------    -------
   Earnings before provision for
    income taxes                      4,245      3,820       4,490      5,360
   Provision for income taxes         1,613      1,146       1,706      1,608
                                    -------    -------     -------    -------
   Net earnings                     $ 2,632    $ 2,674     $ 2,784    $ 3,752
                                    =======    =======     =======    =======
   NET EARNINGS PER SHARE
     Primary                           $.24       $.24        $.25       $.34
                                       ====       ====        ====       ====
     Fully diluted                     $.23       $.23        $.24       $.32
                                       ====       ====        ====       ====
   WEIGHTED AVERAGE SHARES OUTSTANDING
     Primary                     11,042,997 11,047,737  11,038,248 11,071,780
                                 ========== ==========  ========== ==========
     Fully diluted               11,631,381 11,670,802  11,636,317 11,707,953
                                 ========== ==========  ========== ==========


   See notes to consolidated financial statements.

                     FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Six Months Ended June 30, 1995 and 1994
                                    (In thousands)
                                      (Unaudited)


                                                       1995          1994
                                                       ----          ----
  OPERATING ACTIVITIES
    Net earnings                                    $  2,784      $  3,752
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
      Depreciation and amortization                      864           701
      Provision for loan losses                        2,839         1,976
      Utilization of pre-confirmation net
       loss carryforwards                              1,460         1,422
      Earnings from unconsolidated affiliates         (1,147)         (707)
      Changes in operating assets and liabilities:
        Real estate inventories                         (739)        1,236
        Accounts payable and other liabilities         2,520           832
        Deferred revenue                                 959        (1,294)
        Other                                           (936)       (3,251)
                                                    --------      --------
     Net cash provided by operating activities         8,604         4,667
                                                    --------      --------
   INVESTING ACTIVITIES
     Purchases of property and equipment, net         (2,284)         (178)
     Principal collections on loans                   36,754        35,199
     Loans originated                                (37,156)      (22,992)
     Purchase of U.S. Treasury Note                   (1,524)          -
     Cash distributions from unconsolidated
      affiliates                                       1,147           707
     Net investment activities of net
      (liabilities) assets held for sale               7,855       (10,716)
                                                    --------      --------
     Net cash provided by investing activities         4,792         2,020
                                                    --------      --------
   FINANCING ACTIVITIES
     Proceeds from financing arrangements            101,095         75,923
     Repayments of financing arrangements           (119,471)       (83,760)
     Net decrease (increase) in restricted cash and
      escrow accounts                                  1,534           (687)
                                                    --------      ---------
     Net cash used in financing activities           (16,842)        (8,524)
     Net decrease in cash and cash equivalents        (3,446)        (1,837)
     Cash and cash equivalents, beginning of period   13,641          4,475
                                                    --------      ---------
     Cash and cash equivalents, end of period       $ 10,195      $   2,638
                                                    ========      =========


   See notes to consolidated financial statements.

                     FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     June 30, 1995
                                      (Unaudited)


      The accompanying unaudited consolidated financial statements of Fairfield Communities, Inc. ("Fairfield") and its wholly owned subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements for the unaudited interim periods include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations of the Company for such periods. Results of operations for the period ended June 30, 1995 are not necessarily indicative of the results of operations that may be expected for a full year or any interim period. Certain previously reported amounts have been reclassified to conform to the presentation used for the current period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of the Company for the year ended December 31, 1994. The accompanying consolidated financial statements, and related notes thereto, include the accounts of Fairfield and its wholly owned subsidiaries, with all significant intercompany accounts and transactions eliminated.

NOTE 1 - VACATION OWNERSHIP SALES
------   ------------------------
         Vacation ownership sales are summarized as follows (In thousands):

                                     Three Months Ended    Six Months Ended
                                          June 30,             June 30,
                                     ------------------   -----------------
                                      1995        1994     1995       1994
                                      ----        ----     ----       ----
   Vacation ownership sales         $25,299     $15,731  $38,134    $21,486
   Less:  Deferred revenue on
           current year sales,
           net                         (587)       (325)  (2,213)    (1,054)
   Add:  Deferred revenue on
          prior year sales              459         729    1,714      2,101
                                    -------     -------  -------    -------
                                    $25,171     $16,135  $37,635    $22,533
                                    =======     =======  =======    =======

NOTE 2 - LOANS RECEIVABLE
------   ----------------
         Loans receivable consisted of the following (In thousands):

                                                June 30,        December 31,
                                                  1995              1994
                                                  ----              ----
   Contracts                                   $135,312          $137,484
   Mortgages                                     13,824            12,044
                                               --------          --------
                                                149,136           149,528
   Less:  Allowance for loan losses             (12,502)          (11,322)
          Unamortized valuation discount           (115)             (307)
                                               --------          --------
                                               $136,519          $137,899
                                               ========          ========

NOTE 3 - REAL ESTATE INVENTORIES
------   -----------------------
         Real estate inventories are summarized as follows (In thousands):

                                                June 30,      December 31,
                                                  1995            1994
                                                  ----            ----
   Land:
     Under development                          $11,326         $ 4,575
     Undeveloped                                  8,929          17,633
                                                -------         -------
                                                 20,255          22,208
                                                -------         -------
   Residential housing:
     Vacation ownership                          10,439           8,418
     Homes                                        2,282           1,611
                                                -------         -------
                                                 12,721          10,029
                                                -------         -------
                                                $32,976         $32,237
                                                =======         =======

     In 1995, the Company began development at its newest destination sites and, therefore, the related acquisition costs were reclassed from undeveloped land to to land under development.

NOTE 4 - FINANCING  ARRANGEMENTS
------   -----------------------
         Financing arrangements are summarized as follows (In thousands):

                                                June 30,       December 31,
                                                  1995             1994
                                                  ----             ----
   Collateralized contracts receivable:
     7.6% Notes                                 $60,683         $ 73,560
     FCC Notes                                   18,801              -
   Notes payable                                 14,083           14,708
   Revolving credit agreements                      -             23,675
                                                -------         --------
                                                $93,567         $111,943
                                                =======         ========

     At June 30, 1995, the collateralized contracts receivable were secured by a pool of contracts receivable totaling $97.8 million.

    On March 28, 1995, Fairfield Capital Corporation, ("FCC"), a wholly owned subsidiary of Fairfield Acceptance Corporation ("FAC"), entered into a Credit Agreement (the "FCC Agreement") which provides for borrowings of up to $21.4 million (the "FCC Notes") for the purchase of contracts receivable from FAC pursuant to the Receivables Purchase Agreement, among Fairfield as originator, FAC, as seller and FCC, as purchaser. The initial purchase of contracts receivable and the respective funding under the FCC Agreement occurred on April 10, 1995, resulting in borrowings under the FCC Agreement totaling $21.4 million, of which $20.3 million was used to reduce borrowings under FAC's revolving credit agreement and $1.1 million was used to establish restricted cash accounts required by the FCC Agreement and to pay transaction fees. Borrowings under the FCC Agreement mature in December 1999 and bear interest at varying rates, based on commercial paper rates, subject to an interest rate cap of 8.5%. As of June 30, 1995, the weighted average interest rate on the borrowings was 6.875%, including facility fees totaling .675%.

NOTE 5 - FAIRFIELD ACCEPTANCE CORPORATION
------   --------------------------------
     Condensed consolidated financial information for FAC is summarized as follows (In thousands):

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 June 30,    December 31,
                                                   1995          1994
                                                   ----          ----
   ASSETS
     Cash                                       $    891      $    895
     Loans receivable, net                        93,045       108,093
     Restricted cash                               3,846         8,120
     Due from parent                              16,012        12,115
     Other assets                                  2,759         3,008
                                                --------      --------
                                                $116,553      $132,231
                                                ========      ========
   LIABILITIES AND EQUITY
     Notes payable                              $ 79,484      $ 73,560
     Revolving credit agreement (see Note 4)         -          23,675
     Accrued interest and other liabilities          736           681
     Equity                                       36,333        34,315
                                                --------      --------
                                                $116,553      $132,231
                                                ========      ========

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Three Months Ended Six Months Ended
                                               June 30,          June 30,
                                         ------------------- ----------------
                                          1995        1994    1995       1994
                                          ----        ----    ----       ----
   Revenues                              $3,744      $3,117  $7,582     $6,306
   Expenses                               2,078       1,979   4,311      3,985
                                         ------      ------  ------     ------
   Earnings before provision for income
    taxes                                 1,666       1,138   3,271      2,321
   Provision for income taxes               639         436   1,253        889
                                         ------      ------  ------     ------
   Net earnings                          $1,027      $  702  $2,018     $1,432
                                         ======      ======  ======     ======

NOTE 6 - NET (LIABILITIES) ASSETS HELD FOR SALE
------   --------------------------------------
     A summary of net (liabilities) assets held for sale is as follows (In thousands):

                                                       June 30,   December 31,
                                                         1995          1994
                                                         ----          ----
 Golf courses                                         $  1,246      $  2,471
 Collateral for Senior Subordinated Secured Notes        8,587         8,676
 Excluded Association Assets                             4,226        11,602
                                                      --------      --------
                                                        14,059        22,749
 Senior Subordinated Secured Notes                     (14,806)      (14,806)
                                                      --------      --------
                                                      $   (747)     $  7,943
                                                      ========      ========

    During the six months ended June 30, 1995, the Company disposed of approximately $7.9 million of assets held for sale at approximate book value.

       As a result of asset dispositions and cash distributions from the collateral for the Senior Subordinated Secured Notes (the "FCI Notes"), the carrying value of the remaining collateral as of June 30, 1995 may not be indicative of its fair value. In the event the proceeds from the sale of the remaining collateral securing the FCI Notes, or the fair value of any such collateral not sold, are insufficient to fully repay the principal and accrued interest on the FCI Notes, Fairfield will issue shares of common stock, up to a maximum number equal to what a holder of a $5 million general unsecured claim was entitled to receive on the effective date of the plans of reorganization (588,235 shares). The remaining collateral of the FCI Notes consists of (i) the Company's real estate inventories located at its Pointe Alexis development in
  Tarpon  Springs,  Florida,   (ii)  the   Company's partnership
  interest in Sugar Island limited partnership in St. Croix, U. S. Virgin Islands and (iii) the Company's partnership interest in Harbour Ridge limited partnership in Stuart, Florida. The Company is in the process of obtaining independent appraisals of certain of the remaining collateral.

  NOTE 7 - SUPPLEMENTAL INFORMATION
  ------   ------------------------
       As of August 1, 1995, Fairfield has issued 12,367,386 shares of Common Stock to holders of unsecured resolved claims, of which 2,395,295 were held in treasury. In accordance with the plans of reorganization, Fairfield will issue additional shares as the remaining claims are resolved. Based upon available information, Fairfield presently estimates that approximately 13,069,699 shares of Common Stock will be issued. However, the ultimate amount of shares issued may vary materially from Fairfield's estimate. Additionally, 588,235 shares have been reserved, but not issued, for the benefit of the holders of the FCI Notes (see Note
  6).

       Other revenues for the six months ended June 30, 1995 and 1994 include cash distributions totaling $1.1 million and $.7 million, respectively, related to the Company's 35% partnership interest in Harbour Ridge, Ltd. Cash distributions from this partnership interest are anticipated to continue through the third quarter of 1996. However, the amounts and timing of future distributions are entirely within the control of the general partner.

       Other revenues and other expenses for the six months ended June 30, 1995 also include home and bulk land sales totaling $3.2 million and related cost of sales totaling $3.0 million. For the six months ended June 30, 1994, home and bulk land sales and related cost of sales totaled $4.4 million and $4.0 million, respectively.

       Included in other assets at June 30, 1995 and December 31, 1994 are (i) $5.0 million and $5.1 million, respectively, related to the assets of the Company's life insurance subsidiary and (ii) unamortized capitalized financing costs totaling $1.9 million and $2.0 million, respectively. Also included in other assets at June 30, 1995 is a $1.5 million U.S. Treasury Note, maturing March 1997. As a result of maintaining a consolidated cash management system, the Company maintains overdraft positions in its operating accounts. Included in accounts payable at June 30, 1995 and December 31, 1994 are cash overdrafts totaling $4.3 million and $2.6 million, respectively.

       Interest paid totaled $5.0 million and $12.1 million for the six months ended June 30, 1995 and 1994, respectively. Of the 1994 amount, $6.3 million was related to the net assets of First Federal which were sold in September 1994.

       During the six months ended June 30, 1995 and 1994, benefits realized from the utilization of pre-confirmation net operating loss carryforwards and recognition of pre-confirmation deductible temporary differences of $1.46 million and $1.42 million, respectively, were recorded as reductions of the Company's valuation allowance for deferred tax assets and as additions to paid-in capital. The effective tax rate for the three and six months ended June 30, 1994 varies with the statutory rate due to the impact of non-taxable income.

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

       In July 1993 and September 1993, two lawsuits (the "Recreation Fee Litigation") were filed by 29 individuals and a company against Fairfield in the District Court of Archuleta County, Colorado. The Recreation Fee Litigation, which seeks certification as class actions, alleges that Fairfield and its predecessors in interest wrongfully imposed an annual recreation fee on owners of lots, condominiums, townhouses, VOIs and single family residences in Fairfield's Pagosa, Colorado development. The amount of the recreation fee, which was adopted in August 1983, is $180 per lot, condominium, townhouse and single family residence subject to the fee and $360 per unit for VOIs. The Recreation Fee Litigation in general seeks (a) a declaratory judgment that the recreation fee is invalid; (b) the refund, with interest, of the recreation fees which were allegedly improperly collected by Fairfield; (c) damages arising from Fairfield's allegedly improper attempts to collect the recreation fee (i) in an amount of not less than $1,000 per lot in one case and (ii) in an unstated amount in the other case; (d) punitive damages; and (e) recovery of costs and expenses, including attorneys' fees. The court has not yet ruled on whether or not the Recreation Fee Litigation will be allowed to proceed as class actions. Because of the preliminary nature of the litigation and uncertainty concerning the time period covered by the suits' allegations, Fairfield is unable to determine with any certainty the dollar amount sought by plaintiffs, but believes it to be material.

       In November 1993, Fairfield filed an adversary proceeding in the Bankruptcy Court, alleging that the Recreation Fee Litigation violates the discharge granted to Fairfield in its Chapter 11 bankruptcy reorganization and the injunction issued by the Bankruptcy Court against prosecution of any claims discharged in the bankruptcy proceedings. By orders and opinions dated September 29, 1994, the Bankruptcy Court decided motions filed by the plaintiffs in the Recreation Fee Litigation, in response to Fairfield's adversary proceeding. The Bankruptcy Court retained jurisdiction over one of the lawsuits (the Storm lawsuit), and determined that any purchaser of a lot from Fairfield and its predecessors prior to August 14, 1992 would be limited to a pre-confirmation cause of action. The Bankruptcy Court determined that it did not have jurisdiction over the second lawsuit (the Daleske lawsuit), involving eight individuals and one company, due to prior proceedings in the case in Colorado federal district court, which ruled that the plaintiffs in this lawsuit had post-confirmation causes of action, although all nine plaintiffs are believed to have purchased their lots prior to August 14, 1992. Fairfield has appealed the Bankruptcy

  Court's  decision in  the Daleske  lawsuit,
  and the plaintiffs in the Storm lawsuit have appealed the Bankruptcy Court's decision in that case, to the District Court, which has indicated that it will schedule oral argument on these appeals in the near future. The Colorado State Court stayed further proceedings in the Recreation Fee Litigation pending the outcome of the appeals to the District Court. Two additional related lawsuits have also been filed in the Archuleta County District Court, raising similar issues and demands as the Storm and Daleske cases. The Fiedler case, filed in October 1994, was filed individually, while the second of these new cases, the Lobdell case, was filed in November 1994, as a proported class action. In February 1995, Fairfield filed an adversary proceeding in the Bankruptcy Court against the Fiedler and the Lobdell plaintiffs, seeking relief similar to that requested in the Storm and Daleske adversary proceeding. No hearing has been held on the Fiedler and Lobdell adversary proceeding. The Colorado District Court has stayed proceedings in the Lobdell case. The Colorado District Court entered summary judgment against Fairfield in the Fiedler case, holding that the individual lot in question is not subject to the recreation fee, based upon facts unique to the Fiedler case. Fairfield has appealed the summary judgment decision in the Fiedler case.

       Fairfield intends to defend vigorously the Recreation Fee Litigation, and the two related cases, including any attempt to certify a class in any of these cases. Fairfield has previously implemented recreation fee charges at certain other of its resort sites which are not subject to the pending action.

       In December 1993, Charlotte T. Curry, who, with her husband, purchased a lot from Fairfield under an installment sale contract subsequently sold to First Federal, filed suit against First Federal, currently pending in Superior Court in Mecklenburg County, North Carolina, alleging breach of contract, breach of fiduciary duty and unfair trade practices. In April 1994, the complaint was amended, (a) adding Fairfield as a party, (b) adding an additional count against both Fairfield and First Federal alleging violation of the North Carolina's Racketeer Influenced and Corrupt
  Organizations ("RICO") Statute and (c) adding a count against Fairfield alleging fraud. The litigation, which seeks class action certification, contests the method by which Fairfield calculated refunds for lot purchasers whose installment sale contracts were cancelled due to failure to complete payment of the deferred sales price for the lot. Most installment lot sale contracts require Fairfield to refund to a defaulting purchaser the amount paid in principal, after deducting the greater of (a) 15% of the purchase price of the lot or (b) Fairfield's actual damages. The plaintiff disputes Fairfield's method of calculating damages, which has historically included certain sales, marketing and other expenses. In the case of Ms. Curry's lot, the amount of refund claimed as having been improperly retained is approximately $3,600. The Curry lawsuit seeks damages, punitive damages, treble damages under North Carolina law for unfair trade practices and RICO, prejudgment interest and attorney's fees and costs. By order dated July 6, 1994, the court dismissed Ms. Curry's claims for (a) breach of contract, due to the statute of limitations, (b) breach of fiduciary duty, due to the lack of a fiduciary duty and the statute of limitations, (c) fraud, due to the statute of limitations, and
  (d) RICO, due to failure to state a claim. The court, by order dated August 16, 1994, dismissed Ms. Curry's only remaining claim against Fairfield, for unfair trade practices, subject to possible
  appeal rights.   By letter dated August 4, 1995, the court advised
  that it would deny plaintiff's motion for class certification, but no formal order has yet been entered.

       Under the Stock Purchase Agreement for the sale of First Federal, Fairfield agreed to indemnify Security Capital Bancorp against any liability in the Curry litigation. While Fairfield is no longer a defendant in the litigation, it intends to coordinate the defense of First Federal (now, by merger, Security Bank and Trust Company) with the counsel who have been representing First Federal, to defend the Curry litigation vigorously. Fairfield also has cancelled defaulted lot installment sales contracts owned by it and its subsidiaries (other than First Federal), using the same method of calculating refunds as is at issue in the Curry litigation.

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  ------- --------------------------------------------------
  CONDITION AND RESULTS OF OPERATIONS
  -----------------------------------

  RESULTS OF OPERATIONS

  SIX MONTHS  ENDED JUNE 30,  1995 COMPARED TO  SIX MONTHS ENDED  JUNE
  30, 1994

       Vacation Ownership
        -----------------
       Gross vacation ownership interval ("VOI") revenues totaled $38.1 million and $21.5 million for the six months ended June 30, 1995 and 1994, respectively. Of this increase, $8.8 million (53%) is attributable to increased sales volumes at the Company's existing developments and the remaining increase is attributable to the additional sales volumes at the Company's newest destination sites at Orlando, Florida and Nashville, Tennessee, both of which began sales efforts in December 1994.

       Net VOI revenues increased to $37.6 million for the six months ended June 30, 1995 from $22.5 million for the six months ended June 30, 1994. The increase in net VOI revenues is attributable to the same factors as noted above, which was partially offset by net deferred revenue of $.5 million during the six months ended June 30, 1995, related to the percentage of completion method of accounting, as compared to the net recognition of $1 million of previously deferred revenue during the six months ended June 30, 1994. Under the percentage of completion method of accounting, the portion of revenues attributable to costs incurred as compared to total estimated construction costs and selling expenses, is recognized in the period of sale. The remaining revenue is deferred and recognized as the remaining costs are incurred.

       Selling
       -------
       Selling expenses, including commissions, for both VOI and lot sales, as a percentage of related revenues, were 55.9% and 48.4%, for the six months ended June 30, 1995 and 1994, respectively. The increase in selling expenses, as a percentage of related revenues, is attributable primarily to inefficiencies experienced at the Company's newest destination sites at Orlando, Florida and Nashville, Tennessee. Exclusive of these new projects, selling expenses, as percentage of related revenues, were 47.2% for the six months ended June 30, 1995. Efficiencies are expected to be realized in the second half of 1995 as the Company continues to adjust its marketing and sales efforts at these new locations to better match its marketing programs with the respective sales efforts.

       Interest
       --------
       Interest income totaled $9.5 million for the six months ended June 30, 1995 as compared to $10.2 million for the six months ended June 30, 1994. The decrease in 1995 is primarily attributable to a lower average balance of outstanding contracts receivable (1995 - $132.8 million; 1994 - $150.0 million), resulting primarily from principal collections exceeding originations.

       Interest expense, net of capitalized interest, totaled $4.5 million and $5.5 million for the six months ended June 30, 1995 and 1994, respectively. The decrease in 1995 is primarily attributable to the reductions in the average outstanding balance of interest-bearing debt.

       General and Administrative
       --------------------------
       General and administrative expenses increased from $5.1 million during the six months ended June 30, 1994 to $5.7 million during the six months ended June 30, 1995. This increase primarily resulted from the additional expenses incurred related to the
  increased   VOI  sales  volumes  as  previously  discussed.

  As a percentage of total revenues, general and administrative expenses decreased from 10.4% for the six months ended June 30, 1994 to 8.9% for the six months ended June 30, 1995.

       Other
       -----
       Other revenues for the six months ended June 30, 1995 and 1994 include cash distributions totaling $1.1 million and $.7 million, respectively, related to the Company's 35% partnership interest in Harbour Ridge, Ltd. Cash distributions from this partnership interest are anticipated to continue through the third quarter of 1996. However, the amounts and timing of future distributions are entirely within the control of the general partner.

       Other revenues and expenses for the six months ended June 30, 1995 also include $3.2 million and $3.0 million, respectively, relating to home and bulk asset sales and related cost of sales. For the six months ended June 30, 1994, home and bulk asset sales and related costs of sales totaled $4.4 million and $4.0 million, respectively.

  THREE MONTHS  ENDED JUNE  30, 1995  COMPARED TO  THREE MONTHS  ENDED
  JUNE 30, 1994

       Revenue and expense trends for the three months ended June 30, 1995 were generally consistent with those of the related six month period as described above with (i) an increase in gross and net VOI sales, (ii) an increase in selling expenses as a percentage of related revenues and (iii) decreases in interest income and interest expense.

       Other revenues for the three months ended June 30, 1995 and 1994 include cash distributions totaling $.5 million and $.3 million, respectively, related to the Company's 35% partnership interest in Harbour Ridge, Ltd.

       Other revenues and expenses for the three months ended June 30, 1995 also include $1.5 million and $1.4 million, respectively, relating to home and bulk asset sales and related cost of sales. For the three months ended June 30, 1994, bulk asset sales and related costs of sales totaled $1.9 million and $1.8 million, respectively.

  PROVISION FOR INCOME TAXES

       For the six months ended June 30, 1995 and 1994, benefits realized from the utilization of pre-confirmation net operating loss carryforwards and recognition of pre-confirmation deductible temporary differences of $1.46 million and $1.42 million, respectively, were recorded as reductions of the Company's valuation allowance for deferred tax assets and as additions to paid-in capital. The effective tax rate for the three and six months ended June 30, 1994 varies with the statutory rate due to the impact of non-taxable income.

  LIQUIDITY AND CAPITAL RESOURCES

       Cash and cash equivalents of the Company decreased $3.4 million from December 31, 1994 to June 30, 1995. For the six months ended June 30, 1995, cash from operations totaled $8.6 million and cash provided by investing activities totaled $4.8 million, resulting primarily from sales proceeds of assets held for sale offset by purchases of property and equipment and the purchase of a U. S. Treasury Note. Using available cash and certain restricted cash accounts, the Company reduced the outstanding balances of its financing arrangements by $18.4 million during the six months ended June 30, 1995.

       As of June 30, 1995, the Company had borrowing availability totaling $24.0 million from its two credit facilities as discussed below. At June 30, 1995, Fairfield and certain of its subsidiaries had no borrowings, and $1.3 million in letters of credit, outstanding under the Amended and Restated Revolving Credit Agreement (the "FCI Agreement") with The First National Bank of Boston ("FNBB"). The FCI Agreement provides for revolving loans of up to $25.0 million, including up to $7.0 million for letters of credit. The revolving loans mature on January 1, 1998, if not extended in accordance with the terms of the FCI Agreement. At June 30, 1995, Fairfield had borrowing availability under the FCI Agreement of $23.7 million, net of outstanding letters of credit.

       At June 30, 1995, FAC had no borrowings outstanding under the Third Amended and Restated Revolving Credit Agreement (the "FAC Agreement") with FNBB. The FAC Agreement provides for revolving loans of up to $35.0 million, including up to $1.0 million for letters of credit. The revolving loans mature on January 1, 1998, if not extended in accordance with the terms of the FAC Agreement. At June 30, 1995, FAC had borrowing availability under the FAC Agreement of $.3 million.

       On March 28, 1995, Fairfield Capital Corporation, ("FCC"), a wholly owned subsidiary of Fairfield Acceptance Corporation ("FAC"), entered into a Credit Agreement (the "FCC Agreement") which provides for loans of up to $21.4 million for the purchase of contracts receivable from FAC pursuant to the Receivables Purchase Agreement, among Fairfield as originator, FAC, as seller and FCC, as purchaser. The initial purchase of contracts receivable and the respective funding under the FCC Agreement occurred on April 10, 1995, resulting in borrowings under the FCC Agreement totaling $21.4 million, of which $20.3 million was used to reduce borrowings under the FAC Agreement and $1.1 million was used to establish restricted cash accounts required by the FCC Agreement and to pay transaction fees. Borrowings under the FCC Agreement mature on December 9, 1999.

       As of June 30, 1995, the Company had $10.2 million in cash and cash equivalents, which was used in part to fund the cash overdraft at June 30, 1995 totaling $4.3 million. In July 1995, the Company purchased for $6.1 million, real estate in Myrtle Beach, South Carolina using available cash and borrowing availability.

       The Company expects  to finance its long-term  cash needs  from
  (i) contract payments generated from its contracts receivable portfolio, (ii) borrowings under its credit facilities, and (iii) operating cash flows.

  FINANCIAL CONDITION

       Total consolidated assets of the Company decreased $10.3 million from December 31, 1994 to June 30, 1995. The decrease in assets is primarily attributable to a $7.9 million decrease in net assets held for sale resulting from the disposal of such assets which resulted in the remaining items being included in net liabilities held for sale (see Note 6 of "Notes to Consolidated Financial Statements"). Total consolidated liabilities of the Company decreased $14.6 million from December 31, 1994 to June 30, 1995 and is primarily attributable to a $18.4 million net decrease in financing arrangements which was partially offset by an increase in accounts payable of $2.3 million.

       Other variations in the Company's assets and liabilities generally reflect the revenue and expense activities the Company experienced during the six months ended June 30, 1995.

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

            The 1995 Annual Meeting of  Stockholders of the Registrant
            was held on May 11, 1995.   The following item of business
            was presented to the stockholders:

                 Election of Directors
                 ---------------------
                 The seven directors were elected as proposed in the Proxy Statement dated April 5, 1995 under the caption titled "Election of Directors".

                                        Total Vote For  Total Vote Withheld
                                        Each Director    From Each Director
                                        --------------  ------------------

                 Russell A. Belinsky       8,540,085          50,361
                 Ernest D. Bennett, III    8,545,187          45,259
                 Daryl J. Butcher          8,545,182          45,264
                 Philip L. Herrington      8,545,182          45,264
                 Ronald Langley            8,540,090          50,356
                 John W. McConnell         8,545,103          45,343
                 William C. Scott          8,310,170         280,276

  Item 5 - Other Information
  ------   -----------------
            None

  Item 6 - Exhibits and Reports on Form 8-K
  ------   --------------------------------

        (a) Exhibits
            --------
            Reference is made to the Exhibit Index.

        (b) Reports on Form 8-K
            -------------------
            None

                                 SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               FAIRFIELD COMMUNITIES, INC.




  Date:   August 3, 1995       /s/  Robert W. Howeth
        ------------------     ---------------------------------------
                                Robert W. Howeth, Senior Vice President,
                                 Chief Financial Officer and Treasurer



  Date:   August 3, 1995       /s/  William G. Sell
        -------------------    -----------------------------------------
                               William G. Sell, Vice President/Controller
                                     (Chief Accounting Officer)


                       FAIRFIELD COMMUNITIES, INC.
                              EXHIBIT INDEX
                              -------------

  Exhibit
  Number
  -------


   4.1 Supplemented and Restated Indenture between the Registrant, Fairfield River Ridge, Inc., Fairfield St. Croix, Inc. and IBJ Schroder Bank & Trust Company, as Trustee, and Houlihan Lokey Howard & Zukin, as Ombudsman, related to the Senior Subordinated Secured Notes, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

   4.2 First Supplemental Indenture to the Supplemental and Restated Indenture referenced in 4.1 above, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

   4.3      Second Supplemental  Indenture  to  the  Supplemental  and
            Restated Indenture referenced in 4.1 above, effective September 1, 1992 (previously filed with the Registrant's Annual Report on Form 10-K dated December 31, 1992 and incorporated herein by reference)

   4.4      Third  Supplemental  Indenture  to  the  Supplemental  and
            Restated Indenture referenced in 4.1 above, effective March 18, 1993 (previously filed with the Registrant's Quarterly Report on Form 10-Q dated March 31, 1993 and incorporated herein by reference)

   4.5 Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

  10.1      First Amendment  to Excess  Benefit Plan  adopted May  11,
            1995 (attached)

  10.2 First Amendment to Key Employee Retirement Plan adopted May 11, 1995 (attached)

  11        Computation of earnings per  share (attached)

  27        Financial Data Schedule (attached)

  99 Ombudsman Report for the period ending June 30, 1995 related to the Registrant's Senior Subordinated Secured Notes. Fairfield Communities, Inc. (the "Company") has issued its 10% Senior Subordinated Secured Notes (the "FCI Notes") pursuant to the Supplemented and Restated Indenture, dated as of September 1, 1992, as amended (the "Restated Indenture"), among the Company, as issuer, Fairfield St. Croix, Inc. and Fairfield River Ridge, Inc., as guarantors, IBJ Schroder Bank & Trust Company, as trustee (the "Trustee"), and Houlihan Lokey Howard & Zukin, as ombudsman (the "Ombudsman"). The Ombudsman, which was designated by the committee representing the holders of the notes for which the FCI Notes were exchanged in the Company's reorganization proceedings, as part of its duties under the Restated Indenture, is to report periodically concerning  the collateral  securing
            the FCI Notes and other matters (the "Ombudsman's Reports"). The Ombudsman's Reports are not prepared at the direction of, or in concert with, the Company and are delivered by the Ombudsman to the Trustee for distribution to each holder of record of the FCI Notes. However, because the Ombudsman's Reports are being distributed to the record holders of the FCI Notes and the contents of the Ombudsman's Reports may be of interest to other persons, including potential purchasers of the FCI Notes, the Company is filing herewith, as
            Exhibit 99, a copy of the Ombudsman's Report dated August 4, 1995, for the period ending June 30, 1995.
            The Company is not obligated to file such reports and may discontinue filing such reports in the future without notice to any person. (attached)