Form 10-Q
period 1995-09-30
FAIRFIELD COMMUNITIES INC
filed 1995-11-03
CIK 276189

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q
   (Mark One)

      [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934
               For the quarter ended September 30, 1995

      [  ]  Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934
               For the transition period from            to
                                             -----------    ----------
                        Commission File Number: 1-8096

                       FAIRFIELD COMMUNITIES, INC.
          (Exact name of registrant as specified in its charter)

      Delaware                                    71-0390438
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
Yes   X      No
   -------      --------
The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of October 31, 1995 totaled 9,972,091.



PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                      FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                    (In thousands)

                                          September 30,         December 31,
                                              1995                 1994
                                              ----                 ----
                                           (Unaudited)            (Note)
ASSETS
  Cash and cash equivalents                 $  2,604            $ 13,641
  Loans receivable, net                      140,037             139,810
  Real estate inventories                     38,915              32,237
  Restricted cash and escrow accounts          9,278              10,894
  Property and equipment, net                  8,605               5,956
  Net assets held for sale                       -                 7,943
  Other assets                                14,855              14,245
                                            --------            --------
                                            $214,294            $224,726
                                            ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Financing arrangements                  $ 91,430            $111,943
    Deferred revenue                          18,948              18,956
    Accounts payable                           4,370               6,305
    Accrued interest                           4,727               5,404
    Net liabilities of assets held for sale    1,743                 -
    Other liabilities                         16,613              15,183
                                            --------            --------
                                             137,831             157,791
                                            --------            --------
  Stockholders' equity:
    Common stock                                 124                 124
    Paid-in capital                           49,613              46,123
    Retained earnings                         26,726              20,688
                                            --------            --------
                                              76,463              66,935
                                            --------            --------
                                            $214,294            $224,726
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

                 FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                    ------------------    -----------------
                                     1995        1994      1995        1994
                                     ----        ----      ----        ----
REVENUES
  Vacation ownership, net           $29,613    $19,026   $ 67,248    $41,559
  Lots, net                           2,486      2,647      5,185      6,538
  Resort management                   3,839      3,111     11,205      8,807
  Interest                            4,758      5,136     14,259     15,365
  Other                               4,204      3,086     11,189      9,740
  Gain on sale of First Federal         -        5,200        -        5,200
                                    -------    -------   --------    -------
                                     44,900     38,206    109,086     87,209
                                    -------    -------   --------    -------
EXPENSES
  Cost of sales:
    Vacation ownership                9,594      5,886     21,306     12,868
    Lots                                631        648      1,349      1,531
  Provision for loan losses           2,086      1,423      4,925      3,399
  Selling                            15,293     10,288     37,913     23,246
  Resort management                   3,406      2,637      9,908      7,482
  General and administrative          3,123      2,791      8,806      7,865
  Interest                            2,013      2,654      6,518      8,193
  Other                               3,505      3,081      8,622      8,467
                                    -------    -------    -------    -------
                                     39,651     29,408     99,347     73,051
                                    -------    -------    -------    -------
Earnings before provision for
 income taxes                         5,249      8,798      9,739     14,158
Provision for income taxes            1,995      1,079      3,701      2,687
                                    -------    -------    -------    -------
Net earnings                        $ 3,254    $ 7,719    $ 6,038    $11,471
                                    =======    =======    =======    =======

NET EARNINGS PER SHARE
  Primary                              $.29       $.70       $.55      $1.04
                                       ====       ====       ====      =====
  Fully diluted                        $.28       $.66       $.51      $ .98
                                       ====       ====       ====      =====

WEIGHTED AVERAGE SHARES OUTSTANDING
  Primary                        11,119,530 11,099,345 11,065,342  11,080,867
                                 ========== ========== ==========  ==========
  Fully diluted                  11,768,264 11,687,580 11,768,264  11,703,406
                                 ========== ========== ==========  ==========

See notes to consolidated financial statements.

                 FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                        1995          1994
                                                        ----          ----
OPERATING ACTIVITIES
  Net earnings                                       $  6,038      $ 11,471
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation and amortization                      1,463         1,040
     Provision for loan losses                          4,925         3,399
     Utilization of pre-confirmation net operating
      loss carryforwards                                3,490         2,588
     Earnings from unconsolidated affiliates           (1,323)         (883)
     Gain on sale of First Federal                        -          (5,200)
     Changes in operating assets and liabilities:
        Real estate inventories                        (7,008)        1,400
        Other                                            (999)       (1,009)
                                                    ---------     ---------
  Net cash provided by operating activities             6,586        12,806
                                                    ---------     ---------
INVESTING ACTIVITIES
  Purchases of property and equipment, net             (3,268)         (168)
  Principal collections on loans                       53,801        55,571
  Loans originated                                    (57,880)      (42,518)
  Purchase of U.S. Treasury Note                       (1,553)          -
  Cash distributions from unconsolidated affiliates     1,323           883
  Net cash used on sale of First Federal                  -         (17,666)
  Net investment activities of net liabilities of
    assets held for sale                                8,851       (10,712)
                                                    ---------     ---------
  Net cash provided by (used in) investing activities   1,274       (14,610)
                                                    ---------     ---------
FINANCING ACTIVITIES
  Proceeds from financing arrangements                169,695       143,092
  Repayments of financing arrangements               (190,208)     (141,901)
  Net decrease (increase) in restricted cash and
   escrow accounts                                      1,616        (1,670)
                                                    ---------     ---------
  Net cash used in financing activities               (18,897)         (479)
                                                    ---------     ---------
Net decrease in cash and cash equivalents             (11,037)       (2,283)
Cash and cash equivalents, beginning of period         13,641         4,475
                                                    ---------     ---------
Cash and cash equivalents, end of period            $   2,604     $   2,192
                                                    =========     =========

See notes to consolidated financial statements.

                 FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995
                                  (UNAUDITED)

      The accompanying unaudited consolidated financial statements of Fairfield Communities, Inc. ("Fairfield") and its wholly owned subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements for the unaudited interim periods include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations of the Company for such periods. Results of operations for the periods ended September 30, 1995 are not necessarily indicative of the results of operations that may be expected for a full year or any interim period. Certain previously reported amounts have been reclassified to conform to the presentation used for the current period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of the Company for the year ended December 31, 1994. The accompanying consolidated financial statements, and related notes thereto, include the accounts of Fairfield and its wholly owned subsidiaries, with all significant intercompany accounts and transactions eliminated.

NOTE 1 - VACATION OWNERSHIP SALES
------   ------------------------

      Vacation ownership sales are summarized as follows (In thousands):

                                   Three Months Ended     Nine Months Ended
                                      September 30,          September 30,
                                   ------------------     -----------------
                                   1995          1994      1995         1994
                                   ----          ----      ----         ----
Vacation ownership sales         $29,283       $19,327   $67,417      $40,813
Add (less): Deferred revenue
             on current year
             sales, net              124          (301)   (2,089)      (1,355)

       Add:  Deferred revenue on
              prior year sales       206           -       1,920        2,101
                                 -------       -------   -------      -------
                                 $29,613       $19,026   $67,248      $41,559
                                 =======       =======   =======      =======

NOTE 2 - LOANS RECEIVABLE
------   ----------------

      Loans receivable consisted of the following (In thousands):

                                            September 30,       December 31,
                                                 1995               1994
                                                 ----               ----
Contracts                                     $139,255            $137,177
Mortgages                                       13,194              12,044
Accrued interest receivable                      1,875               1,911
                                              --------            --------
                                               154,324             151,132
Less allowance for loan losses:
  Contracts                                    (12,903)            (10,436)
  Mortgages                                     (1,384)               (886)
                                              --------            --------
                                              $140,037            $139,810
                                              ========            ========

         The Company provides for losses on contracts receivable by a charge against earnings at the time of sale at a rate based upon historical cancellation experience and management's estimate of future losses. When a contract is cancelled in a year subsequent to the year in which the underlying sale was recorded, the outstanding balance, less recoverable costs, is charged to the allowance for loan losses. When a contract is cancelled in the same year as the related sale, all entries applicable to the sale are reversed and nonrecoverable selling expenses are charged to operations.

   NOTE 3 - REAL ESTATE INVENTORIES
   ------   -----------------------
         Real estate inventories are summarized as follows (In thousands):

                                                September 30,  December 31,
                                                     1995          1994
                                                     ----          ----
   Land:
     Under development                             $11,382       $ 4,575
     Undeveloped                                    14,160        17,633
                                                   -------       -------
                                                    25,542        22,208
                                                   -------       -------
   Residential housing:
     Vacation ownership                             10,732         8,418
     Homes                                           2,641         1,611
                                                   -------       -------
                                                    13,373        10,029
                                                   -------       -------
                                                   $38,915       $32,237
                                                   =======       =======

         In 1995, the Company began development at two of its newest destination sites and, therefore, the related acquisition costs were reclassed from undeveloped land to land under development. In July 1995, the Company purchased, for $6.1 million, real estate in Myrtle Beach, South Carolina.

   NOTE 4 - FINANCING ARRANGEMENTS
   ------   ----------------------

         Financing arrangements are summarized as follows (In thousands):

                                               September 30,    December 31,
                                                    1995           1994
                                                    ----           ----
   Collateralized contracts receivable:
      7.6% Notes                                  $53,681       $ 73,560
      FCC Notes                                    16,400            -
   Notes payable                                   13,101         14,708
   Revolving credit agreements                      8,248         23,675
                                                  -------       --------
                                                  $91,430       $111,943
                                                  =======       ========

         At September 30, 1995, the collateralized contracts receivable were secured by a pool of contracts receivable totaling $87.9 million.

         In March 1995, Fairfield Capital Corporation, ("FCC"), a wholly owned subsidiary of Fairfield Acceptance Corporation ("FAC"), entered into a Credit Agreement (the "FCC Agreement") which provided for borrowings of up to $21.4 million (the "FCC Notes") for the purchase of contracts receivable from FAC pursuant to the Receivables Purchase Agreement, among Fairfield as originator, FAC, as seller and FCC, as purchaser. The initial purchase of contracts receivable and the respective funding under the FCC Agreement occurred in April 1995, resulting in borrowings under the FCC Agreement totaling $21.4 million, of which $20.3 million was used to reduce borrowings under FAC's revolving credit agreement and $1.1 million was used to establish restricted cash accounts required by the FCC Agreement and to pay transaction fees. Borrowings under the FCC Agreement mature in December 1999 and bear interest at varying rates, based on commercial paper rates, subject to an interest rate cap of 8.5%. As of September 30, 1995, the weighted average interest rate on the FCC Notes was 6.475%, including facility fees totaling .675%.

   NOTE 5 - FAIRFIELD ACCEPTANCE CORPORATION
   ------   --------------------------------

         Condensed consolidated financial information for FAC is summarized as follows (In thousands):

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                              September 30,  December 31,
                                                   1995          1994
                                                   ----          ----
   ASSETS
    Cash                                          $   263     $    895
    Loans receivable, net                          95,498      108,093
    Restricted cash                                 3,300        8,120
    Due from parent                                11,138       12,115
    Other assets                                    2,722        3,008
                                                  -------     --------
                                                 $112,921     $132,231
                                                 ========     ========

   LIABILITIES AND EQUITY
    Notes payable                                $ 70,081     $ 73,560
    Revolving credit agreement                      4,709       23,675
    Accrued interest and other liabilities            711          681
    Equity                                         37,420       34,315
                                                 --------     --------
                                                 $112,921     $132,231
                                                 ========     ========

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Three Months Ended     Nine Months Ended
                                        September 30,        September 30,
                                    ------------------     -----------------
                                     1995        1994        1995      1994
                                     ----        ----        ----      ----
   Revenues                         $3,697      $3,361     $11,279    $9,667
   Expenses                          1,936       2,005       6,247     5,990
                                    ------      ------     -------    ------
   Earnings before provision for
    income taxes                     1,761       1,356       5,032     3,677
   Provision for income taxes          674         519       1,927     1,408
                                    ------      ------     -------    ------
   Net earnings                     $1,087      $  837     $ 3,105    $2,269
                                    ======      ======     =======    ======

   NOTE 6 - NET LIABILITIES OF ASSETS HELD FOR SALE
   ------   ---------------------------------------

         A summary of net liabilities of assets held for sale is as follows (In thousands):

                                           September 30,      December 31,
                                                1995             1994
                                                ----             ----
   Golf courses                             $  1,220         $  2,471
   Collateral for Senior Subordinated
     Secured Notes                             8,459            8,676
   Excluded Association Assets, net            3,384           11,602
                                            --------         --------
                                              13,063           22,749
   Senior Subordinated Secured Notes         (14,806)         (14,806)
                                            --------         --------
   Net liabilities of assets held for sale  $ (1,743)        $  7,943
                                            ========         ========

         During the nine months ended September 30, 1995, the Company disposed of approximately $8.9 million of assets held for sale at approximate book value.

         Due to the illiquid nature of certain of the collateral for the Senior Subordinated Secured Notes (the "FCI Notes"), a majority of which is comprised of minority equity positions in partnerships managed by third parties, Fairfield carries these assets at a substantial discount from 1991 appraised values, which have not been updated and may not be indicative of current fair value. In the event the proceeds from the sale of the remaining collateral securing the FCI Notes, or the fair value of any such collateral not sold, are insufficient to fully repay the principal and accrued interest on the FCI Notes, Fairfield will issue shares of common stock, up to a maximum number equal to what a holder of a $5 million general unsecured claim was entitled to receive on the effective date of the plans of reorganization (588,235 shares). The remaining collateral of the FCI Notes consists of (i) certain of the Company's real estate inventories located at its Pointe Alexis development in Tarpon Springs, Florida, (ii) the Company's partnership interest in Sugar Island limited partnership in St. Croix, U. S. Virgin Islands and (iii) the Company's partnership interest in Harbour Ridge limited partnership in Stuart, Florida.

   NOTE 7 - SUPPLEMENTAL INFORMATION
   ------   ------------------------

         As of October 31, 1995, Fairfield has issued 12,367,386 shares of Common Stock to holders of unsecured resolved claims, of which 2,395,295 shares, acquired by the Company at no cost, are held in treasury. In accordance with the plans of reorganization, Fairfield will issue additional shares as the remaining claims are resolved. Based upon available information, Fairfield presently estimates that approximately 13,069,699 shares of Common Stock will be issued. However, the ultimate amount of shares issued may vary materially from Fairfield's estimate. Additionally, 588,235 shares have been reserved, but not issued, for the benefit of the holders of the FCI Notes (see Note 6).

         Other revenues for the nine months ended September 30, 1995 and 1994 include cash distributions totaling $1.3 million and $.9 million, respectively, related to the Company's 35% partnership interest in Harbour Ridge, Ltd. Cash distributions from this partnership interest are anticipated to continue through the third quarter of 1996; however, the amounts and timing of future distributions are entirely within the control of the general partner.

         Other revenues and other expenses for the nine months ended September 30, 1995 also include home and bulk land sales totaling $5.4 million and related cost of sales totaling $4.9 million. For the nine months ended September 30, 1994, home and bulk land sales and related cost of sales totaled $6.0 million and $5.9 million, respectively.

         Included in other assets at September 30, 1995 and December 31, 1994 are (i) $5.0 million and $5.1 million, respectively, related to the assets of the Company's life insurance subsidiary and (ii) unamortized capitalized financing costs totaling $1.7 million and $2.0 million, respectively.

         Interest paid totaled $7.2 million and $17.2 million for the nine months ended September 30, 1995 and 1994, respectively. Of the 1994 amount, $9.0 million was related to the net assets of First Federal which were sold in September 1994.

         During the nine months ended September 30, 1995 and 1994, benefits realized from the utilization of pre-confirmation net operating loss carryforwards and recognition of pre-confirmation deductible temporary differences of $3.5 million and $2.6 million, respectively, were recorded as reductions of the Company's valuation allowance for deferred tax assets and as additions to paid-in capital. The effective tax rate for the three and nine months ended September 30, 1994 varies with the statutory rate due to the impact of non-taxable income, related primarily to the gain on the sale of First Federal.

   NOTE 8 - CONTINGENCIES
   ------   -------------

         In June 1992, the Pagosa Lakes Property Owners Association ("PLPOA") filed an adversary proceeding in the Bankruptcy Court for the Eastern District of Arkansas, Western Division (the "Bankruptcy Court") asserting equitable ownership or lien interests in certain recreational amenities, including golf courses. In March 1994, the Bankruptcy Court issued its decision upholding Fairfield's ownership of the Pagosa recreational amenities, subject to a restrictive covenant allowing Pagosa property owners and their guests to use the recreational amenities. The United States District Court, Eastern District of Arkansas, Western Division ("District Court") affirmed the Bankruptcy Court's order in its entirety, by order dated September 25, 1995. The PLPOA has filed a notice of appeal to the United States Court of Appeals for the Eighth Circuit. Fairfield's ability to dispose of the recreational amenities at Pagosa is restricted until the claim is finally resolved.

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

         In November 1993, Fairfield filed an adversary proceeding in the Bankruptcy Court, alleging that the Recreation Fee Litigation violates the discharge granted to Fairfield in its Chapter 11 bankruptcy reorganization and the injunction issued by the Bankruptcy Court against prosecution of any claims discharged in the bankruptcy proceedings. By orders and opinions dated September 29, 1994, the Bankruptcy Court decided motions filed by the plaintiffs in the Recreation Fee Litigation, in response to Fairfield's adversary proceeding. The Bankruptcy Court retained jurisdiction over one of the lawsuits (the Storm lawsuit), and determined that any purchaser of a lot from Fairfield and its predecessors prior to August 14, 1992 would be limited to a pre-confirmation cause of action. The Bankruptcy Court determined that it did not have jurisdiction over the second lawsuit (the Daleske lawsuit), involving eight individuals and one company, due to prior proceedings in the case in Colorado federal district court, which ruled that the plaintiffs in this lawsuit had post-confirmation causes of action, although all nine plaintiffs are believed to have purchased their lots prior to August 14, 1992. Fairfield has appealed the Bankruptcy Court's decision in the Daleske lawsuit, and the plaintiffs in the Storm lawsuit have appealed the Bankruptcy Court's decision in that case, to the District Court, which has indicated that it will schedule oral argument on these appeals in the near future. The Colorado State Court stayed further proceedings in the Recreation Fee Litigation pending the outcome of the appeals to the District Court. Two additional related lawsuits have also been filed in the Archuleta County District Court, raising similar issues and demands as the Storm and Daleske cases. The Fiedler case, filed in October 1994, was filed individually, while the second of these new cases, the Lobdell case, was filed in November 1994, as a proported class action. In February 1995, Fairfield filed an adversary proceeding in the Bankruptcy Court against the Fiedler and the Lobdell plaintiffs, seeking relief similar to that requested in the Storm and Daleske adversary proceeding. The Colorado District Court has stayed proceedings in the Lobdell case. The Colorado District Court entered summary judgment against Fairfield in the Fiedler case, holding that the individual lot in question is not subject to the recreation fee, based upon facts unique to the Fiedler case. Fairfield has appealed the summary judgment decision in the Fiedler case. The Bankruptcy Court has determined, by decision dated September 18, 1995, that it does not have jurisdiction in the Fiedler case, but also determined that it does have jurisdiction in the Lobdell case, based upon similar reasoning to the Storm case. Both the Fiedler and the Lobdell cases have been appealed to the District Court.

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

   The plaintiff disputes Fairfield's method of calculating damages, which has historically included certain sales, marketing and other expenses. In the case of Ms. Curry's lot, the amount of refund claimed as having been improperly retained is approximately $3,600. The Curry lawsuit seeks damages, punitive damages, treble damages under North Carolina law for unfair trade practices and RICO, prejudgment interest and attorney's fees and costs. By order dated July 6, 1994, the court dismissed Ms. Curry's claims for (a) breach of contract, due to the statute of limitations, (b) breach of fiduciary duty, due to the lack of a fiduciary duty and the statute of limitations, (c) fraud, due to the statute of limitations, and
   (d)  RICO, due to  failure to  state a  claim.   The court,  by order dated
   August 16, 1994, dismissed Ms. Curry's only remaining claim against Fairfield, for unfair trade practices, subject to possible appeal rights. By order dated September 14, 1995, the court denied the plaintiff's motion for class certification.

         Under the Stock Purchase Agreement for the sale of First Federal, Fairfield agreed to indemnify Security Capital Bancorp (which has since been acquired) against any liability in the Curry litigation. While Fairfield is no longer a defendant in the litigation, it intends to coordinate the defense of First Federal (now, through merger and succession, Central Carolina Bank & Trust Company) with the counsel who have been representing First Federal, to defend the Curry litigation vigorously. Fairfield also has cancelled defaulted lot installment sales contracts owned by it and its subsidiaries (other than First Federal), using the same method of calculating refunds as is at issue in the Curry litigation.

   ITEM  2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   -------   -----------------------------------------------------------
             AND RESULTS OF OPERATIONS
             -------------------------

   RESULTS OF OPERATIONS

   NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1994

         Vacation Ownership
         ------------------

         Gross vacation ownership interval ("VOI") revenues totaled $67.4 million and $40.8 million for the nine months ended September 30, 1995 and 1994, respectively. Of this increase, $13.0 million (48.9%) is attributable to increased sales volumes at the Company's existing developments and $12.4 million (46.4%) is attributable to the additional sales volumes at two of the Company's newest destination sites at Orlando, Florida and Nashville, Tennessee, both of which began sales efforts in December 1994.

         Net VOI revenues increased to $67.2 million for the nine months ended September 30, 1995 from $41.6 million for the nine months ended September 30, 1994. The increase in net VOI revenues is attributable to the same factors as noted above, which was partially offset by net deferred revenue of $.2 million during the nine months ended September 30, 1995, related to the percentage of completion method of accounting, as compared to the net recognition of $.7 million of previously deferred revenue during the nine months ended September 30, 1994. Under the percentage of completion method of accounting, the portion of revenues attributable to costs incurred as compared to total estimated construction costs and selling expenses, is recognized in the period of sale. The remaining revenue is deferred and recognized as the remaining costs are incurred.

         Selling
         -------

         Selling expenses, including commissions, for both VOI and lot sales, as a percentage of related revenues, were 52.1% and 47.9%, for the nine months ended September 30, 1995 and 1994, respectively. The increase in selling expenses, as a percentage of related revenues, is attributable primarily to inefficiencies experienced at two of the Company's newest destination sites at Orlando, Florida and Nashville, Tennessee. Exclusive of these new projects, selling expenses, as a percentage of related revenues, were 45.7% for the nine months ended September 30, 1995. Management continues to work to improve sales efficiencies at the Orlando and Nashville sites, as the Company continues to adjust its marketing and sales efforts to better match its marketing programs with the respective sales efforts.

         Interest
         --------

        Interest income totaled $14.3 million for the nine months ended September 30, 1995 as compared to $15.4 million for the nine months ended September 30, 1994. The decrease in 1995 is primarily attributable to a lower average balance of outstanding contracts receivable (1995 - $134.8 million; 1994 - $148.3 million), resulting primarily from principal collections on loans exceeding originations. Loan originations began to exceed principal collections in the second quarter of 1995 and interest income is expected to increase in tandem with the net increase in contracts receivable, with no appreciable increase expected until 1996.

         Interest expense, net of capitalized interest, totaled $6.5 million and $8.2 million for the nine months ended September 30, 1995 and 1994, respectively. The decrease in 1995 is primarily attributable to the reductions in the average outstanding balance of interest-bearing debt.

        General and Administrative
         --------------------------

         General and administrative expenses increased from $7.9 million during the nine months ended September 30, 1994 to $8.8 million during the nine months ended September 30, 1995. This increase primarily resulted from the additional expenses related to the increased VOI sales volumes as previously discussed. As a percentage of total revenues, general and administrative expenses decreased from 9.0% for the nine months ended September 30, 1994 to 8.1% for the nine months ended September 30, 1995.

         Other
         -----

         Other revenues for the nine months ended September 30, 1995 and 1994 include cash distributions totaling $1.3 million and $.9 million, respectively, related to the Company's 35% partnership interest in Harbour Ridge, Ltd. Cash distributions from this partnership interest are anticipated to continue through the third quarter of 1996; however, the amounts and timing of future distributions are entirely within the control of the general partner.

         Other revenues and expenses for the nine months ended September 30, 1995 also include $5.4 million and $4.9 million relating to home and bulk asset sales and related cost of sales, respectively. For the nine months ended September 30, 1994, home and bulk asset sales and related costs of sales totaled $6.0 million and $5.9 million, respectively.

   THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1994

         Revenue and expense trends for the three months ended September 30, 1995 were generally consistent with those of the related nine month period as described above with (i) increases in gross and net VOI sales, (ii) an increase in selling expenses as a percentage of related revenues and (iii) decreases in interest income and interest expense.

         Other revenues for each of the three months ended September 30, 1995 and 1994 include cash distributions totaling $.2 million related to the Company's 35% partnership interest in Harbour Ridge, Ltd. Other revenues and expenses for the three months ended September 30, 1995 also include $2.2 million and $2.0 million relating to home and bulk asset sales and related cost of sales, respectively. For the three months ended September 30, 1994, bulk asset sales and related costs of sales totaled $1.5 million and $1.6 million, respectively.

   PROVISION FOR INCOME TAXES

         For the nine months ended September 30, 1995 and 1994, benefits realized from the utilization of pre-confirmation net operating loss carryforwards and recognition of pre-confirmation deductible temporary differences of $3.5 million and $2.6 million, respectively, were recorded as reductions of the Company's valuation allowance for deferred tax assets and as additions to paid-in capital. The effective tax rate for the three and nine months ended September 30, 1994 varies with the statutory rate due to the impact of non-taxable income, related primarily to the gain on the sale of First Federal.

   LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents of the Company decreased $11.0 million from December 31, 1994 to September 30, 1995. For the nine months ended September 30, 1995, cash provided from operations totaled $6.6 million as compared to $12.8 million for the nine months ended September 30, 1994.

   This decrease in cash provided from operations is attributable to the $6.1 million purchase of real estate in Myrtle Beach, South Carolina.

         Cash provided by investing activities for the nine months ended September 30, 1995, totaled $1.3 million as compared to cash used in investing activities for the nine months ended September 30, 1994 of $14.6 million. Cash provided by investing activities for the nine months ended September 30, 1995 reflects cash provided from the sale of assets held for sale (See Note 6 of "Notes to Consolidated Financial Statements") which was partially offset by loan originations exceeding principal collections on loans and the purchase of property and equipment. It is anticipated that as sales continue to increase that loan originations will exceed principal collections on loans. Cash used in investing activities for the nine months ended September 30, 1994 reflects cash used in the sale of First Federal Savings & Loan Association of Charlotte and the purchase of assets held for sale which was partially offset by principal collections on loans exceeding loan originations.

         Cash used in financing activities for the nine months ended September 30, 1995 reflects the use of available cash and certain restricted cash accounts to reduce the outstanding balances of the Company's financing arrangements.

         At September 30, 1995, Fairfield and certain of its subsidiaries had borrowings totaling $3.5 million and $1.4 million in letters of credit, outstanding under the Amended and Restated Revolving Credit Agreement (the "FCI Agreement") with The First National Bank of Boston ("FNBB"). The FCI Agreement provides for revolving loans of up to $25.0 million, including up to $7.0 million for letters of credit. The revolving loans mature on January 1, 1998, if not extended in accordance with the terms of the FCI Agreement. At September 30, 1995, Fairfield had borrowing availability under the FCI Agreement of $20.1 million, net of outstanding letters of credit.

         At September 30, 1995, FAC had outstanding borrowings totaling $4.7 million under the Third Amended and Restated Revolving Credit Agreement (the "FAC Agreement") with FNBB. The FAC Agreement provides for revolving loans of up to $35.0 million, including up to $1.0 million for letters of credit. The revolving loans mature on January 1, 1998, if not extended in accordance with the terms of the FAC Agreement. At September 30, 1995, FAC had borrowing availability under the FAC Agreement of $5.8 million.

         As discussed above, the Company had borrowing availability at September 30, 1995 totaling $25.9 million and expects to finance its short and long-term cash needs from (i) contract payments generated from its contracts receivable portfolio, (ii) operating cash flows, and (iii) borrowings under its credit facilities.

   FINANCIAL CONDITION

         Total consolidated assets of the Company decreased $10.4 million from December 31, 1994 to September 30, 1995. The decrease in assets is primarily attributable to (i) an $11.0 million decrease in cash and cash equivalents and (ii) a $7.9 million decrease in net assets held for sale resulting from the disposal of such assets (see Note 6 of "Notes to Consolidated Financial Statements"). These decreases were partially offset by the purchase of real estate in Myrtle Beach, South Carolina for $6.1 million in cash. Total consolidated liabilities of the Company decreased $20.0 million from December 31, 1994 to September 30, 1995 and is primarily attributable to a $20.5 million net decrease in financing arrangements.

         Other variations in the Company's assets and liabilities generally reflect the revenue and expense activities the Company experienced during the nine months ended September 30, 1995.

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


                                       FAIRFIELD COMMUNITIES, INC.




   Date:   November 3, 1995            /s/  Robert W. Howeth
        -----------------------     -----------------------------------------
                                    Robert W. Howeth, Senior Vice President,
                                     Chief Financial Officer and Treasurer



   Date:   November 3, 1995            /s/   William G.  Sell
        -----------------------     -----------------------------------------
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

   27          Financial Data Schedule (attached)

   99 Ombudsman Report for the period ending September 30, 1995 related to the Registrant's Senior Subordinated Secured Notes. Fairfield Communities, Inc. (the "Company") has issued its 10% Senior Subordinated Secured Notes (the "FCI Notes") pursuant to the Supplemented and Restated Indenture, dated as of September 1, 1992, as amended (the "Restated Indenture"), among the Company, as issuer, Fairfield St. Croix, Inc. and Fairfield River Ridge, Inc., as guarantors, IBJ Schroder Bank & Trust Company, as trustee (the "Trustee"), and Houlihan Lokey Howard & Zukin, as ombudsman (the "Ombudsman"). The Ombudsman, which was designated by the committee representing the holders of the notes for which the FCI Notes were exchanged in the Company's reorganization proceedings, as part of its duties under the Restated Indenture, is to report periodically concerning the collateral securing the FCI Notes and other matters (the "Ombudsman's Reports"). The Ombudsman's Reports are not prepared at the direction of, or in concert with, the Company and are delivered by the Ombudsman to the Trustee for distribution to each holder of record of the FCI Notes. However, because the Ombudsman's Reports are being distributed to the record holders of the FCI Notes and the contents of the Ombudsman's Reports may be of interest to other persons, including potential purchasers of the FCI Notes, the Company is filing herewith, as
               Exhibit 99, a copy of the Ombudsman's Report dated November 1, 1995, for the period ending September 30, 1995. The Company is not obligated to file such reports and may discontinue filing such reports in the future without notice to any person. (attached)