Form 10-K
period 1995-12-31
FAIRFIELD COMMUNITIES INC
filed 1996-03-11
CIK 276189

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                                   FORM 10-K
   (Mark One)
     [X]     ANNUAL REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1995

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

     Registrant's  telephone  number, including  area code:(501)664-6000

   Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
       Title of each class                       on which registered
       -------------------                       -------------------
   Common Stock, $.01 par value                       New York
  Preferred Stock Purchase Rights                     New York
   with respect to Common Stock,
   $0.01 par value

  Securities registered  pursuant to  Section 12(g)  of the  Act: None

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

       APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
            PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
  court.  Yes   X     No
              -----      ------

  The number of shares of the registrant's Common Stock outstanding as of January 31, 1996 totaled 9,930,553 and the aggregate market value of the registrant's Common Stock held by non-affiliates totaled approximately $73 million at January 31, 1996.

  Documents Incorporated by Reference: Parts I, II and III of this Form 10-K incorporate certain information by reference from the registrant's Annual Report to Stockholders for the year ended December 31, 1995 and the Proxy Statement to be issued in connection with its 1996 Annual Meeting of Stockholders.


                              INDEX TO
                    ANNUAL REPORT ON FORM 10-K
                                                             Page
                              PART I                         ----
                             -------

Items 1. and 2.  Business and Properties......................  3

Item 3.   Legal Proceedings...................................  4

Item 4.   Submission of Matters to a Vote of Security Holders.  4

                             PART II
                             -------

Item 5.    Market for Registrant's Common Stock and
            Related Stockholder Matters.......................  4

Item 6.    Selected Financial Data............................  5

Item 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............  5

Item 8.    Financial Statements and Supplementary Data........  5

Item 9.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure...........  5

                             PART III
                             --------

Item 10.   Directors and Executive Officers of the Registrant.  5

Item 11.   Executive Compensation.............................  5

Item 12.   Security Ownership of Certain Beneficial
             Owners and Management............................  5

Item 13.   Certain Relationships and Related Transactions.....  6

                             PART IV
                             -------

Item 14.   Exhibits, Financial Statement Schedules and
             Reports on Form 8-K..............................  6

                              PART I
                              ------

Items 1. and 2.   BUSINESS AND PROPERTIES
--------------    -----------------------
     General
     -------
     Fairfield Communities, Inc. ("Fairfield" and together with its subsidiaries, the "Company") is one of the nation's largest vacation ownership companies. The Company markets vacation products and manages resort properties in eleven states, providing quality recreational experiences to its property owners.

     The  Company's  primary business  is  the  sale of  vacation ownership interests  ("VOIs"), popularly known  as timeshare,  at
its  various  properties  situated   either  in  popular  tourist
locations  or in  proximity to  other scenic  resort areas.   The
Company offers financing for VOI and homesite purchases through a wholly owned subsidiary, Fairfield Acceptance Corporation ("FAC"), generating high quality, medium-term contracts receivable with attractive yields. FAC holds these contracts in its portfolio and, in some instances, securitizes and sells them to third parties.

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

     In September 1994, Fairfield sold 100% of the capital stock of First Federal Savings and Loan Association of Charlotte ("First Federal") for $41.0 million and recognized a net gain on the sale of $5.2 million. The gain from the sale of First Federal was not subject to federal income tax due to a permanent tax basis difference in First Federal's stock and underlying goodwill.

     Fairfield was incorporated in Delaware in 1969. The Company's principal executive office is located at 2800 Cantrell Road, Little Rock, Arkansas 72202, and its telephone number is
(501)664-6000. At December 31, 1995, the Company had approximately 850 full-time employees.

     Additional information required by Items 1. and 2. is incorporated herein by reference to Fairfield Property Portfolio
                                    ----------------------------
included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1995.

     Development/Regulation
     ----------------------
     In certain of its developments, the Company engages in master planning of land, home and commercial construction and management of resort and conference facilities. Many state and local authorities have imposed restrictions and additional regulations on developers of vacation ownership interests ("VOIs") and lots. Although these restrictions have generally increased the cost of selling VOIs and lots, the Company has not experienced material difficulties in complying with such regulations or operating within such restrictions. The Company provides certain purchasers with a "property report" designed to comply with the disclosure requirements of federal and state laws which contains, among other things, detailed information about the particular community, the development and the purchaser's rights and obligations as a VOI or lot owner.

Item 3.   LEGAL PROCEEDINGS
------    -----------------

               The information required by Item 3 is incorporated herein by reference to Note 13 - Contingencies of
                                 -----------------------
          "Notes to Consolidated Financial Statements" included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1995.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------
               No   matters  were   submitted   to  a   vote   of
          stockholders during the fourth quarter of 1995.

Executive Officers of the Registrant
------------------------------------

     The following is a listing of the executive officers of the Company, none of whom has a family relationship with directors or other executive officers:

               John W. McConnell, age 54, President and Chief Executive Officer since 1991; President and Chief
          Operating Officer from 1990 to 1991; Senior Vice President and Chief Financial Officer from 1986 to 1990.

               Marcel J.  Dumeny, age  45, Senior Vice  President
          and   General   Counsel   since   1989;   Senior   Vice
          President/Law and Development from 1987 to 1989.

               Clay G. Gring, Sr., age 64, Senior Vice President/Chief Operating Officer since January 23, 1996; Senior Vice President/Leisure Products Group from 1991 to January 23, 1996. Self-employed from 1984 to 1991 specializing in the development and management of real estate properties, including resort communities and hospitality related properties.

               Robert W. Howeth, age 48, Senior Vice President, Chief Financial Officer and Treasurer since 1993; Senior Vice President and Treasurer from 1992 to 1993; Senior Vice President/Planning and Administration from 1990 to 1992; Vice President and Treasurer from 1988 to 1990.

               Joe T. Gunter, age 54, Senior Vice President since
          1989; Senior  Vice President  and Special  Counsel from
          1984 to 1989.

               Morris E. Meacham, age 57, Vice President of Special Projects since 1994; Executive Vice President from 1990 to 1994; Senior Vice President and Chief Operating Officer/Leisure Products Group from 1986 to 1990.

               William  G.  Sell,  age  42,  Vice  President  and
          Controller (Chief Accounting Officer) since 1988.

                             PART II
                             -------

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
------    ------------------------------------------------
          STOCKHOLDER MATTERS
          -------------------

               Information  required by  Item  5 is  incorporated
          herein by reference to Common Stock Prices included in
                                 -------------------
          the Registrant's Annual Report to Stockholders for the year ended December 31, 1995.

Item 6.   SELECTED FINANCIAL DATA
------    -----------------------
               Information  required by  Item  6 is  incorporated
          herein by reference to Financial Highlights included in
                                 --------------------
          the Registrant's Annual Report to Stockholders for the year ended December 31, 1995.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------    -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

               Information required by Item 7 is incorporated herein by reference to Management's Discussion and
                                 ---------------------------
          Analysis of Financial Condition and Results of
          ----------------------------------------------
          Operations included in the Registrant's Annual Report
          ----------
          to Stockholders for the year ended December 31, 1995.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------    -------------------------------------------
               Financial   statements   and  supplementary   data
          required by Item 8  are set forth below in  Item 14(a),
          Index to Financial Statements.
          -----------------------------

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------    ------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          ----------------------------------

               None

                             PART III
                             --------
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------
     (a)  Identification of Directors
          ---------------------------

               This item is  incorporated herein by reference  to
          Registrant's  Proxy  Statement  for  its   1996  Annual
          Meeting of Stockholders.

     (b)  Identification of Executive Officers
          ------------------------------------

               In accordance with Regulation S-K Item 401(b), Instruction 3, the information required by Item 10(b)
          concerning   the   Company's   executive  officers   is
          furnished in a separate item captioned Executive
                                                 ---------
          Officers of the Registrant in Part I above.
          --------------------------
     (c)  Compliance with Section 16(a) of the Exchange Act
          -------------------------------------------------

               This   item  is   incorporated  by   reference  to
          Registrant's   Proxy  Statement  for  its  1996  Annual
          Meeting of Stockholders.

Item 11.  EXECUTIVE COMPENSATION
-------   ----------------------
               This   item  is   incorporated  by   reference  to
          Registrant's  Proxy  Statement  for  its   1996  Annual
          Meeting of Stockholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------   ---------------------------------------------------
          MANAGEMENT
          ----------
               This   item  is   incorporated  by   reference  to
          Registrant's  Proxy  Statement   for  its  1996  Annual
          Meeting of Stockholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

               This   item  is   incorporated  by   reference  to
          Registrant's  Proxy  Statement  for  its   1996  Annual
          Meeting of Stockholders.

                             PART IV
                             -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND  REPORTS ON
-------   -------------------------------------------------------
          FORM 8-K
          --------
     (a)(1)     Index to Financial Statements:
                -----------------------------

               The following consolidated financial statements and Report of Ernst & Young LLP, Independent Auditors, included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1995 are incorporated herein by reference:

               Consolidated  Balance Sheets  - December  31, 1995
               and 1994

               Consolidated Statements of Earnings -  Years Ended
               December 31, 1995, 1994 and 1993

               Consolidated Statements of Stockholders'  Equity -
               Years Ended December  31, 1995, 1994 and 1993

               Consolidated  Statements  of  Cash Flows  -  Years
               Ended December 31, 1995, 1994 and 1993

               Notes  to  Consolidated  Financial   Statements  -
               December 31, 1995

         (2) The following financial statement schedule should be read in conjunction with the consolidated financial statements included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1995:

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

               None

     (c)  Exhibits
          --------
               The Exhibit Index attached to this report is hereby incorporated by reference.

     (d)  Financial Statement Schedules
          -----------------------------

               Following  is  the schedule  as referenced  in the
          Index to Financial Statements included in Item 14(a)
          -----------------------------
          above.

                                                                 SCHEDULE II

           Fairfield Communities, Inc. and Subsidiaries
                Valuation and Qualifying Accounts
                          (In thousands)



                                             Additions
                                        ---------------------
                            Balance at  Charged   Charged to          Balance at
                            Beginning   to Costs    Other                End of
      Description           of Period and Expenses Accounts  Deductions  Period
--------------------------- --------- ------------ --------- ---------- --------
Year Ended December 31, 1995
Deducted from asset accounts:
 Allowance for loan losses   $11,322     $6,505     $  -     $(3,627)(a) $14,200
                             =======     ======     ======   =======     =======
 Valuation allowance for
   deferred tax assets       $26,131     $  -       $  547(b)$(6,263)(c) $20,415
                             =======     ======     ======   =======     =======

Year Ended December 31, 1994
Deducted from asset accounts:
 Allowance for loan losses   $10,992     $4,430     $  -     $(4,100)(a) $11,322
                             =======     ======     ======   =======     =======
 Valuation allowance for
  deferred tax assets        $33,649     $  -       $  -     $(7,518)(c) $26,131
                             =======     ======     ======   =======     =======

Year Ended December 31, 1993
Deducted from asset accounts:
Allowance for loan losses    $14,613     $3,586(d)  $  -     $(7,207)(e) $10,992
                             =======     ======     ======   =======     =======
 Valuation allowance for
  deferred tax assets        $42,974     $  -       $  -     $(9,325)(f) $33,649
                             =======     ======     ======   =======     =======

   (a)   Uncollectible loans receivable written-off,
         net of recoveries.
   (b)   Represents  the  refinement   of  prior   year
         estimates of certain deferred tax assets.
   (c)   Utilization  of  pre-confirmation  income  tax
         attributes credited to paid-in capital.
   (d)   Includes  $334 which  is included  in "Savings
         and  loan operations" in the 1993 Consolidated
         Statement of Earnings.
   (e)   Includes $2,248 transferred to net liabilities
         of  assets   held  for  sale  and   $4,959  of
         uncollectible  loans  receivable  written-off,
         net of recoveries.
   (f)   Includes    $3,016    utilization   of    pre-
         confirmation income tax attributes credited to
         paid-in capital.   Other deductions  represent
         the refinement of prior year estimates of certain deferred tax assets, including net operating loss carryforwards and tax credits subject to the limitations of Internal Revenue
         Code Section 382.

                           SIGNATURE PAGE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                 FAIRFIELD COMMUNITIES, INC.


Date:  March 11, 1996         By     /s/ J.W. McConnell
                                ----------------------------------
                                  J.W. McConnell, President and
                                     Chief Executive Officer

         Pursuant to the requirements  of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on the dates indicated:


Date:  March 11, 1996         By   /s/ Russell A. Belinsky*
                                ------------------------------------
                                  Russell A. Belinsky, Director

Date:  March 11, 1996         By   /s/ Ernest D. Bennett, III*
                                ------------------------------------
                                 Ernest D. Bennett, III, Director

Date:  March 11, 1996         By   /s/ Daryl J. Butcher*
                                ------------------------------------
                                   Daryl J. Butcher, Director

Date:  March 11, 1996         By   /s/ Philip L. Herrington*
                                ------------------------------------
                                  Philip L. Herrington, Director

Date:  March 11, 1996         By   /s/ Ronald Langley*
                                ------------------------------------
                                   Ronald Langley, Director

Date:  March 11, 1996         By   /s/ William C. Scott*
                                ------------------------------------
                                   William C. Scott, Director

Date:  March 11, 1996         By   /s/ J. W. McConnell
                                -----------------------------------
                                J. W. McConnell, Director, President
                                   and Chief Executive Officer

Date:  March 11, 1996         By   /s/ Robert W. Howeth
                                ------------------------------------
                                Robert W. Howeth, Senior Vice President,
                                 Chief Financial Officer and Treasurer

Date:  March 11, 1996         By    /s/ William G. Sell
                                -------------------------------------
                               William G. Sell, Vice President/Controller
                                     (Chief Accounting Officer)


Date:  March 11, 1996        *By    /s/ J. W. McConnell
                                -------------------------------------
                                 J. W. McConnell, Attorney-in-Fact

                    FAIRFIELD COMMUNITIES, INC.
                          EXHIBIT INDEX
                          -------------
Exhibit
Number
-------

 3(a)    Second  Amended  and  Restated Certificate  of
         Incorporation  of  the  Registrant,  effective
         September 1, 1992  (previously filed with  the
         Registrant's Current Report  on Form 8-K dated
         September 1, 1992 and incorporated herein by reference)

 3(b)    Second  Amended and  Restated  Bylaws  of  the
         Registrant,    dated    November   18,    1994
         (previously filed with the Registrant's Annual
         Report  on  Form  10-K  for  the  year   ended
         December 31, 1994 and incorporated herein by reference)

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

 4.3     Second    Supplemental   Indenture    to   the
         Supplemented and Restated Indenture referenced
         in   4.1  above,   dated  September   1,  1992
         (previously filed with the Registrant's Annual
         Report  on  Form  10-K  for  the  year   ended
         December 31, 1992 and incorporated herein by reference)

 4.4     Third    Supplemental    Indenture   to    the
         Supplemented and Restated Indenture referenced in 4.1 above, dated March 18, 1993 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 and incorporated herein by reference)

 4.5     Certificate  of Designation,  Preferences, and
         Rights  of  Series   A  Junior   Participating
         Preferred  Stock,  dated  September   1,  1992
         (previously   filed   with  the   Registrant's
         Current Report on Form 8-K dated September  1,
         1992 and incorporated herein by reference)

10.1     Amended and Restated Revolving Credit and Term
         Loan Agreement,  dated September 28,  1993, by
         and between the  Registrant, Fairfield  Myrtle
         Beach,  Inc.,   Suntree  Development  Company,
         Fairfield  Acceptance Corporation  ("FAC") and
         The First  National  Bank of  Boston  ("FNBB")
         (previously   filed   with  the   Registrant's
         Current Report  on Form  8-K dated  October 1,
         1993 and incorporated herein by reference)

10.2     First  Amendment  to   Amended  and   Restated
         Revolving Credit Agreement, referenced in 10.1 above, dated May 13, 1994 (previously filed with the Registrant's Quarterly Report on Form
         10-Q for the quarter ended September 30, 1994 and incorporated herein by reference)

10.3     Second  Amendment  to  Amended   and  Restated
         Revolving Credit Agreement, referenced in 10.1 above, dated December 9, 1994 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

Exhibit
Number
------

10.4     Third  Amendment  to   Amended  and   Restated
         Revolving Credit Agreement, referenced in 10.1 above, dated December 19, 1994 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

10.5     Fourth  Amendment  to  Amended   and  Restated
         Revolving Credit Agreement referenced in 10.1 above, dated November 20, 1995 (attached)

10.6     Fifth  Amendment  to   Amended  and   Restated
         Revolving Credit Agreement referenced in 10.1 above, dated January 25, 1996 (attached)

10.7     Stock Purchase Agreement, dated April 5, 1994,
         between  the  Registrant and  Security Capital
         Bancorp    (previously    filed    with    the
         Registrant's Current Report on Form  8-K dated
         April 14, 1994 and incorporated herein by reference)

10.8     Limited Partnership Agreement, dated  March 3,
         1981, between Harbour  Ridge, Inc.,  Fairfield
         River   Ridge,   Inc.   and    Harbour   Ridge
         Investments,   Inc.    forming   the   limited
         partnership of Harbour Ridge, Ltd. (previously
         filed   with  the   Registrant's  Registration
         Statement  on Form  S-7 No.  2-75301 effective
         February 11, 1982 and incorporated herein by reference)

10.9     Sugar Island Associates, Ltd.  Amended Limited
         Partnership Agreement, dated October  17, 1984
         (previously   filed   with  the   Registrant's
         current Report on Form  8-K dated October  25,
         1984 and incorporated herein by reference)

10.10 Rights Agreement, dated September 1, 1992, between Registrant and Society National Bank, as Rights Agent (previously filed with the Registrant's Current Report on Form 8-K dated
         September 1, 1992 and incorporated herein by reference)

10.11    Amendment to Rights  Agreement, referenced  in
         10.10   above,   dated   September  20,   1994
         (previously filed with  the Registrant's  Form
         8-A/A dated November 1, 1994 and incorporated herein by reference)

10.12    Fourth  Amended  and  Restated Title  Clearing
         Agreement between the Registrant, FAC, Lawyers
         Title Insurance Corporation, FNBB individually
         and  in  various   capacities  as  agent   and
         trustee,  First   Bank  National  Association,
         First  Commercial  Trust Company,  N.A., First
         American   Trust   Company,  N.A.   and  First
         Federal, dated September 1, 1992 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

10.13 Promissory Note and Security Agreement, each dated June 30, 1994, between the Registrant and VM Investors Partnership (previously filed with the Registrant's Quarterly Report on Form
         10-Q for the quarter ended September 30, 1994 and incorporated herein by reference)

10.14    Second  Amended  and  Restated Title  Clearing
         Agreement    between   the  Registrant,   FAC,
         Colorado Land Title Company, FNBB,  First Bank
         National  Association, First  Commercial Trust
         Company,   N.A.   and  First   Federal,  dated
         September  1, 1992 (previously  filed with the
         Registrant's  Annual Report  on Form  10-K for
         the   year  ended   December   31,  1992   and
         incorporated herein by reference)

Exhibit
Number
-------

10.15    Westwinds  Third  Amended  and Restated  Title
         Clearing  Agreement  between  the  Registrant,
         FAC,  Fairfield  Myrtle  Beach, Inc.,  Lawyers
         Title Insurance Corporation, FNBB,  and Resort
         Funding,   Inc.,   dated  November   15,  1992
         (previously filed with the Registrant's Annual
         Report  on   Form  10-K  for  the  year  ended
         December 31, 1992 and incorporated herein by reference)

10.16    Third  Amended  and Restated  Revolving Credit
         Agreement   between   FAC   and  FNBB,   dated
         September  28,  1993  (previously  filed  with
         Registrant's  Current Report on Form 8-K dated
         October 1, 1993 and incorporated herein by reference)

10.17    First Amendment to Third Amended  and Restated
         Revolving  Credit   Agreement,  referenced  in
         10.16   above,   dated   December    9,   1994
         (previously filed with the Registrant's Annual
         Report  on   Form  10-K  for  the  year  ended
         December 31, 1994 and incorporated herein by reference)

10.18    Second Amendment to Third Amended and Restated
         Revolving  Credit   Agreement,  referenced  in
         10.16   above,   dated   December   19,   1994
         (previously filed with the Registrant's Annual
         Report  on  Form  10-K   for  the  year  ended
         December 31, 1994 and incorporated herein by reference)

10.19    Pledge   and   Servicing   Agreement   between
         Fairfield  Funding  Corporation ("FFC"),  FAC,
         First Commercial Trust Company, N.A. and Texas
         Commerce Trust Company, N.A.,  dated September
         28, 1993 (previously  filed with  Registrant's
         Current Report  on Form  8-K filed  October 1,
         1993 and incorporated herein by reference)

10.20    Receivable Purchase Agreement, dated September
         28, 1993, between the Registrant, FAC, and FFC
         (previously   filed   with  the   Registrant's
         Current Report  on Form  8-K filed  October 1,
         1993 and incorporated herein by reference)

10.21    Third    Amended   and    Restated   Operating
         Agreement, dated December 9, 1994, between the
         Registrant and FAC (previously filed  with the
         Registrant's  Annual Report  on Form  10-K for
         the   year  ended   December   31,  1994   and
         incorporated herein by reference)

10.22    Appointment  and  Acceptance Agreement,  dated
         March 3, 1994, between the Registrant and FNBB appointing FNBB as successor Rights Agent
         (previously filed with the Registrant's Annual
         Report  on  Form  10-K/A  for the  year  ended
         December 31, 1993 and incorporated herein by reference)

10.23    Credit Agreement, dated  March 28, 1995, among
         the Registrant,  Fairfield Capital Corporation
         ("FCC"), FAC, Triple-A One Funding Corporation
         and Capital Markets  Assurance Corporation  as
         Administrative  Agent   and  Collateral  Agent
         (previously   filed   with  the   Registrant's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference)

10.24    Receivables Purchase Agreement dated March 28,
         1995  among  the   Registrant,  FAC,  and  FCC
         (previously   filed   with  the   Registrant's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference)

Exhibit
Number
------

                COMPENSATORY PLANS OR ARRANGEMENTS

10.25    Form   of   Warrant   Agreement  between   the
         Registrant  and  directors  of the  Registrant
         (previously   filed   with  the   Registrant's
         Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference)

10.26 Registrant's Savings/Profit Sharing Plan, as amended, effective January 1, 1995 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

10.27    Amendment    Number   Two    to   Registrant's
         Savings/Profit  Sharing   Plan  referenced  in
         10.26   above,   effective  January   1,  1996
         (attached)

10.28    Employment  Agreement,   dated  September  20,
         1991,  by and between  the Registrant  and Mr.
         John  W.  McConnell  (previously   filed  with
         Registrant's  Annual Report  on Form  10-K for
         the   year   ended  December   31,   1991  and
         incorporated herein by reference)

10.29    Employment  Contract,   effective  January  1,
         1994,  by and  between the Registrant  and Mr.
         Morris  E.  Meacham  (previously   filed  with
         Registrant's  Annual Report on Form 10-K/A for
         the   year  ended   December   31,  1993   and
         incorporated herein by reference)

10.30    Employment  Agreement,   dated  September  20,
         1991,  by and between  the Registrant  and Mr.
         Marcel  J.  Dumeny   (previously  filed   with
         Registrant's  Annual Report  on Form  10-K for
         the   year   ended  December   31,   1991  and
         incorporated herein by reference)

10.31    Form  of  Amendment   No.  One  to  Employment
         Agreements  between   Registrant  and  certain
         officers  (previously filed  with Registrant's
         Current Report on Form 8-K  dated September 1,
         1992 and incorporated herein by reference)

10.32 Form of Warrant Agreement between Registrant and certain officers and executives of the Registrant (previously filed with Registrant's
         Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference)

10.33    Registrant's First Amended  and Restated  1992
         Warrant    Plan    (previously   filed    with
         Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference)

10.34    Form of Indemnification Agreement  between the
         Registrant and certain officers and directors of the Registrant (previously filed with the Registrant's Current Report on Form 8-K dated
         September 1, 1992 and incorporated herein by reference)

10.35    Form  of  Severance   Agreement  between   the
         Registrant   and   certain  officers   of  the
         Registrant (previously filed with Registrant's
         Annual  Report on  Form  10-K/A  for the  year
         ended  December  31,  1993   and  incorporated
         herein by reference)

10.36    Registrant's  Excess   Benefit  Plan,  adopted
         February  1, 1994  (previously filed  with the
         Registrants  Annual Report on  Form 10-K/A for
         the   year   ended  December   31,   1993  and
         incorporated herein by reference)

10.37    First  Amendment  to   Excess  Benefit   Plan,
         adopted May 11, 1995 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference)

Exhibit
Number
------

10.38    Registrant's  Key  Employee  Retirement  Plan,
         adopted January 1, 1994 (previously filed with
         Registrant's Quarterly Report on Form 10-Q for
         the   quarter   ended   June  30,   1994   and
         incorporated herein by reference)

10.39    First  Amendment  to  Key Employee  Retirement
         Plan, adopted May 11, 1995 (previously filed with Registrant's Quarterly Report on Form 10-
         Q for the quarter ended June 30, 1995 and incorporated herein by reference)

11       Computation of earnings per  share (attached)

13       Portions  of  Registrant's  Annual  Report  to
         Stockholders  for the year  ended December 31,
         1995   which   are   incorporated  herein   by
         reference:     Fairfield  Property  Portfolio;
         Common  Stock  Prices;  Financial  Highlights;
         Management's   Discussion   and  Analysis   of
         Financial Condition and Results of Operations;
         Report  of  Ernst  &  Young  LLP,  Independent
         Auditors;    Consolidated    Balance   Sheets;
         Consolidated    Statements     of    Earnings;
         Consolidated   Statements   of   Stockholders'
         Equity; Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements
         (attached)

21       Subsidiaries of the Registrant (attached)

23       Consent  of  Ernst  &  Young  LLP, Independent
         Auditors (attached)

24       Powers of Attorney (attached)

27       Financial Data Schedule (attached)

99       Ombudsman   Report   for  the   period  ending
         December 31, 1995  related to the Registrant's
         Senior Subordinated Secured Notes.   Fairfield
         Communities, Inc. (the  "Company") has  issued
         its 10% Senior Subordinated Secured Notes (the
         "FCI Notes") pursuant to the  Supplemented and
         Restated Indenture, dated  as of September  1,
         1992, as amended  (the "Restated  Indenture"),
         among  the Company,  as issuer,  Fairfield St.
         Croix, Inc. and  Fairfield River Ridge,  Inc.,
         as  guarantors,  IBJ  Schroder  Bank  &  Trust
         Company,  as  trustee  (the   "Trustee"),  and
         Houlihan  Lokey Howard  & Zukin,  as ombudsman
         (the "Ombudsman").   The Ombudsman,  which was
         designated by the  committee representing  the
         holders of  the notes for which  the FCI Notes
         were exchanged in the Company's reorganization
         proceedings, as  part of its duties  under the
         Restated Indenture, is to  report periodically
         concerning  the  collateral  securing the  FCI
         Notes  and  other  matters  (the  "Ombudsman's
         Reports").   The  Ombudsman's Reports  are not
         prepared at  the direction  of, or  in concert
         with,  the Company  and  are delivered  by the
         Ombudsman to  the Trustee for  distribution to
         each  holder  of  record  of  the  FCI  Notes.
         However, because the  Ombudsman's Reports  are
         being distributed to the record holders of the
         FCI Notes and the contents of  the Ombudsman's
         Reports may  be of interest to  other persons,
         including  potential  purchasers  of  the  FCI
         Notes,  the  Company  is  filing  herewith, as
         Exhibit 99, a  copy of the  Ombudsman's Report
         dated February 8, 1996, for  the period ending
         December  31,   1995.    The  Company  is  not
         obligated  to  file   such  reports  and   may
         discontinue filing such reports in the future without notice to any person. (attached)