Form 10-Q
period 1996-03-31
FAIRFIELD COMMUNITIES INC
filed 1996-05-07
CIK 276189

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q
     (Mark One)

        [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
                 For the quarter ended March 31, 1996

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

              2800 Cantrell Road, Little Rock, Arkansas 72202
       (Address of principal executive offices, including zip code) Registrant's telephone number, including area code: (501)664-6000

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
   the past 90 days.   Yes   X      No
                           -----       ------
       APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS
                     DURING THE PRECEDING FIVE YEARS:

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
   Yes   X      No
       -----       -----
   The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of April 30, 1996 totaled 9,946,553.

PART I - FINANCIAL INFORMATION
- ------   ---------------------

ITEM I - FINANCIAL STATEMENTS


         FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS)

                                    March 31,  December 31,
                                       1996        1995
                                       ----        ----
                                   (Unaudited)    (Note)
ASSETS
  Cash and cash equivalents        $  1,906      $  2,095
  Loans receivable, net             135,353       139,674
  Real estate inventories            43,233        40,552
  Restricted cash and escrow
   accounts                           8,228         8,194
  Property and equipment, net         9,544         8,311
  Other assets                       16,196        16,692
                                   --------      --------
                                   $214,460      $215,518
                                   ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
   Financing arrangements          $ 79,820      $ 86,982
   Deferred revenue                  19,534        19,791
   Accounts payable                   6,390         4,556
   Accrued interest                   4,253         4,504
   Net liabilities of assets
    held for sale                     2,428         2,267
   Other liabilities                 17,615        16,191
                                   --------     ---------
                                    130,040       134,291
                                   --------     ---------
Stockholders'equity:
 Common stock                           124           124
 Paid-in capital                     53,686        52,386
 Retained earnings                   30,610        28,717
                                   --------      --------
                                     84,420        81,227
                                   --------      --------
                                   $214,460      $215,518
                                   ========      ========

  Note:   The  consolidated balance  sheet  at December  31,
  1995 has been derived from the audited consolidated financial statements at that date.

  See notes to consolidated financial statements.

         FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS
          THREE MONTHS ENDED MARCH 31, 1996 and 1995
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                          (UNAUDITED)

                                               1996         1995
                                               ----         ----
 REVENUES
    Vacation ownership, net                  $18,698      $11,900
    Lots, net                                  1,224        1,069
    Resort management                          3,547        3,402
    Interest                                   4,662        4,764
    Other                                      2,079        3,424
                                             -------      -------
                                              30,210       24,559
                                             -------      -------
 EXPENSES
  Cost of sales:
    Vacation ownership                         4,732        3,310
    Lots                                         254          360
  Provision for loan losses                    1,132          945
  Selling                                     10,925        8,920
  Resort management                            3,105        3,064
  General and administrative                   3,322        2,900
  Interest                                     1,856        2,275
  Other                                        1,741        2,540
                                             -------      -------
                                              27,067       24,314
                                             -------      -------
 Earnings before provision for income taxes    3,143          245
 Provision for income taxes                    1,250           93
                                             -------      -------
 Net earnings                                $ 1,893      $   152
                                             =======      =======

  NET EARNINGS PER SHARE
    Primary                                     $.17         $.01
                                                ====         ====
    Fully diluted                               $.16         $.01
                                                ====         ====

  WEIGHTED AVERAGE SHARES OUTSTANDING
    Primary                               11,147,513   11,033,498
                                          ==========   ==========
    Fully diluted                         11,785,420   11,641,254
                                          ==========   ==========

  See notes to consolidated financial statements.

         FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
          THREE MONTHS ENDED MARCH 31, 1996 and 1995
                        (IN THOUSANDS)
                          (UNAUDITED)

                                                 1996       1995
                                                 ----       ----
OPERATING ACTIVITIES
  Net earnings                                $  1,893    $   152
  Adjustments to reconcile net
   earnings to net cash provided
   by (used in) operations:
     Depreciation and amortization                 692        389
     Utilization of pre-confirmation
      income tax attributes                      1,252        730
     Provision for loan losses                   1,132        945
     Earnings from unconsolidated affiliate        (88)      (618)
  Changes in operating assets and
   liabilities:
     Real estate inventories                    (2,473)      (946)
     Accounts payable and other liabilities      3,258     (1,195)
     Other, net                                   (915)      (633)
                                              --------   --------
  Net cash provided by (used in)
      operating activities                       4,751     (1,176)
                                              --------   --------

INVESTING ACTIVITIES
  Principal collections on loans receivable     19,282     17,779
  Originations of loans receivable             (16,056)   (13,683)
  Net investment activities of net
   liabilities of assets held for sale             161      5,687
  Other, net                                    (1,179)    (1,617)
                                              --------   --------
  Net cash provided by investing activities      2,208      8,166
                                              --------   --------

FINANCING ACTIVITIES
  Proceeds from financing arrangements          49,627     39,481
  Repayments of financing arrangements         (56,741)   (48,132)
  Net (increase) decrease in restricted
   cash and escrow accounts                        (34)     2,502
                                              --------   --------
  Net cash used in financing activities         (7,148)    (6,149)
                                              --------   --------
Net (decrease) increase in cash
  and cash equivalents                            (189)       841
Cash and cash equivalents,
  beginning of period                            2,095     13,641
                                              --------   --------
Cash and cash equivalents, end of period      $  1,906   $ 14,482
                                              ========   ========

See notes to consolidated financial statements.

          FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 1996
                         (UNAUDITED)


     The accompanying consolidated financial statements of Fairfield Communities, Inc. ("Fairfield") and its wholly owned subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial information is unaudited, but reflects all adjustments consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the results of operations for such interim periods. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results of operations that may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1995.

     Certain previously reported amounts have been reclassified to conform to the presentation used for the current period. The accompanying unaudited consolidated financial statements, and related notes thereto, include the accounts of Fairfield and its wholly owned subsidiaries, with all significant intercompany accounts and transactions eliminated.

NOTE 1 - VACATION OWNERSHIP REVENUES
- ------   ---------------------------
     Vacation ownership revenues for the three  months ended
March 31, 1996 and 1995 are summarized as follows (In thousands):

                                         1996            1995
                                         ----            ----
Vacation ownership revenues             $18,303        $12,271

 Less:  Deferred revenue on
     current year sales, net               (724)        (1,626)

  Add: Revenue recognized on
       prior year sales                   1,119          1,255
                                        -------        -------
                                        $18,698        $11,900
                                        =======        =======

NOTE 2 - LOANS RECEIVABLE
- ------   ----------------
     Loans  receivable  consisted   of  the  following   (In
thousands):

                                   March 31,   December 31,
                                     1996          1995
                                     ----          ----
Contracts                         $135,784      $140,810
Mortgages                           13,644        13,064
                                  --------      --------
                                   149,428       153,874
Less allowance for loan losses     (14,075)      (14,200)
                                  --------      --------
                                  $135,353      $139,674
                                  ========      ========

NOTE 3 - REAL ESTATE INVENTORIES
- ------   -----------------------
     Real estate inventories are summarized as follows (In thousands):

                                  March 31,   December 31,
                                    1996          1995
                                    ----          ----
Land:
  Under development               $16,623       $17,377
  Undeveloped                       7,282         7,288
                                  -------       -------
                                   23,905        24,665
                                  -------       -------
Residential housing:
  Vacation ownership               16,047        13,247
  Homes                             3,281         2,640
                                  -------       -------
                                   19,328        15,887
                                  -------       -------
                                  $43,233       $40,552
                                  =======       =======

NOTE 4 - FINANCING ARRANGEMENTS
- ------   ----------------------
     Financing arrangements are summarized as follows (In thousands):

                                  March 31,   December 31,
                                    1996          1995
                                    ----          ----
Borrowings collateralized by
  contracts receivable            $52,522       $61,226
Notes payable                      12,914        12,919
Revolving credit agreements        14,384        12,837
                                  -------       -------
                                  $79,820       $86,982
                                  =======       =======

     At  March  31,   1996,  borrowings  collateralized   by
contracts receivable were secured by a pool of contracts receivable totaling $69.2 million.

NOTE 5 - FAIRFIELD ACCEPTANCE CORPORATION ("FAC")
- ------   ----------------------------------------
     Condensed consolidated financial information for FAC is summarized as follows (In thousands):

            CONDENSED CONSOLIDATED BALANCE SHEETS

                                     March 31,  December 31,
                                       1996          1995
                                       ----          ----
ASSETS
  Cash                              $    392      $    312
  Loans receivable, net               89,500       101,359
  Restricted cash                      2,519         2,957
  Due from parent                     11,997         3,187
  Other assets                         1,516         1,511
                                    --------      --------
                                    $105,924      $109,326
                                    ========      ========

LIABILITIES AND EQUITY
  Financing arrangements            $ 65,350      $ 70,073
  Accrued interest and other
   liabilities                           664           688
  Equity                              39,910        38,565
                                    --------      --------
                                    $105,924      $109,326
                                    ========      ========

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                     1996           1995
                                     ----           ----
Revenues                            $3,959         $3,838
Expenses                             1,729          2,233
                                    ------         ------
Earnings before provision for
 income taxes                        2,230          1,605
Provision for income taxes             885            614
                                    ------         ------
Net earnings                        $1,345         $  991
                                    ======         ======

NOTE 6 - NET LIABILITIES OF ASSETS HELD FOR SALE
- ------   ---------------------------------------
     At March 31, 1996, assets held for sale consisted primarily of (i) those assets collateralizing the Senior Subordinated Secured Notes ("FCI Notes") and (ii) certain assets purchased in conjunction with the sale of First Federal Savings and Loan Association of Charlotte (the "Association Assets"). Net assets held for sale have been recorded at the lower of the carrying amount of the asset or fair value, less estimated selling costs. Disposal of these assets have been at sales prices approximating book value.

     The FCI Notes are collateralized by (i) certain of the Company's real estate inventories located at its Pointe Alexis development in Tarpon Springs, Florida, (ii) the Company's 30% partnership interest in Sugar Island limited partnership in St. Croix, U. S. Virgin Islands and (iii) the Company's 35% partnership interest in Harbour Ridge, Ltd., a limited partnership engaged in the development of a tract of land near Stuart, Florida. The FCI Notes bear interest at 10% compounded semi-annually and mature on the earlier of
(i) the sale of all the collateral or (ii) the later of (a) 60 days after the FNBB loans have been paid in full or (b) March 1, 1997. The FCI Notes are nonrecourse to the Company and the sole sources of repayment consist of the collateral, any proceeds from the sale of the collateral and, as described below, the shares of Common Stock of Fairfield reserved as additional collateral for the FCI Notes. Due to the illiquid nature of certain of the collateral for the FCI Notes, Fairfield carries these assets at a substantial discount from 1991 appraised values, which have not been updated and may not be indicative of current fair value. In the event the proceeds from the sale of the remaining collateral securing the FCI Notes, or the fair value of any such collateral not sold, are insufficient to fully repay the principal and accrued interest on the FCI Notes, Fairfield will issue shares of its Common Stock, up to a maximum number equal to what a holder of a $5 million general unsecured claim was entitled to receive on the effective date of the plans of reorganization (588,235 shares).

     Net liabilities of assets held for sale consisted of the following (In thousands):

                                 March 31,   December 31,
                                   1996          1995
                                   ----          ----
Collateral for FCI Notes        $  8,423     $  8,423
Association Assets                 2,764        2,901
Other                              1,171        1,195
                                --------     --------
                                  12,358       12,519
FCI Notes                        (14,786)     (14,786)
                                --------     --------
                                $ (2,428)    $ (2,267)
                                ========     ========

NOTE 7 - SUPPLEMENTAL INFORMATION
- ------   ------------------------
     Other revenues for the three months ended March 31, 1996 and 1995 include cash distributions totaling $.1 million and $.6 million, respectively, related to the Company's 35% partnership interest in Harbour Ridge, Ltd. Also included in other revenues and other expenses for the three months ended March 31, 1996 are home sales totaling $1.2 million and related costs of sales, including selling expenses, totaling $1.2 million. For the three months ended March 31, 1995, home sales and related costs of sales, including selling expenses, totaled $1.2 million and $1.1 million, respectively.

     Included in other assets at March 31, 1996 and December 31, 1995 are (i) deferred tax assets totaling $5.0 million for each period presented, (ii) $4.8 million and $5.1 million, respectively, related to the assets of the Company's life insurance subsidiary and (iii) unamortized capitalized financing costs totaling $1.6 million and $1.5 million, respectively. Included in other liabilities at March 31, 1996 and December 31, 1995 are (i) $2.2 million and $2.6 million, respectively, related to the liabilities of the Company's life insurance subsidiary and (ii) accruals totaling $4.5 million and $4.6 million, respectively, related to the Company's employee benefits.

     Interest paid totaled $2.2 million and $2.6 million for
the  three   months  ended   March   31,  1996   and   1995,
respectively.

     During the three months ended March 31, 1996 and 1995, benefits realized from the utilization of pre-confirmation net operating loss carryforwards and recognition of pre-confirmation deductible temporary differences of $1.3 million and $.7 million, respectively, were recorded as reductions of the Company's valuation allowance for deferred tax assets and as additions to paid-in capital.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- ------   -------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
- -----------------------------------

RESULTS OF OPERATIONS

     Vacation Ownership
     ------------------
     Gross revenues of vacation ownership interests ("VOIs") totaled $18.3 million and $12.3 million for the three months ended March 31, 1996 and 1995, respectively. Of this increase, $5.1 million (85%) is attributable to increased sales volumes at the Company's newer locations, including off-site sales offices, and $.9 million (15%) is attributable to increased sales volumes at the Company's existing locations.

     Net VOI revenues increased to $18.7 million for the three months ended March 31, 1996 from $11.9 million for the three months ended March 31, 1995. The increase in net VOI revenues is attributable to the same factors as noted above and the recognition of net deferred revenue of $.4 million during the three months ended March 31, 1996, related to the percentage of completion method of accounting, as compared to net deferred revenue of $.4 million during the three months ended March 31, 1995. Under the percentage of completion method of accounting, the portion of revenues attributable to costs incurred as compared to total estimated construction costs and selling expenses, is recognized in the period of sale. The remaining revenue is deferred and recognized as the remaining costs are incurred.

     Cost of sales, as a percentage of related revenues was 25.3% and 27.8% for the three months ended March 31, 1996 and 1995, respectively. During the three months ended March 31, 1996, the Company benefited from the sale of $2.0 million of fixed week inventory at its existing locations, which has a lower cost basis as compared to the cost basis at the Company's newer locations. Sales of this limited fixed week inventory are not expected to occur to this extent in every quarter, but will occur from time to time.

     Selling
     -------

     Selling expenses, including commissions, for both VOI and lot sales, as a percentage of related revenues, were 54.5% and 68.6%, for the three months ended March 31, 1996 and 1995, respectively. The decrease in selling expenses, as a percentage of related revenues, is primarily attributable to anticipated efficiencies experienced at two of the Company's newer destination sites located in Orlando, Florida and Nashville, Tennessee. Management continues to work to improve sales efficiencies at its newer locations and future efficiencies are expected to be realized as these projects mature and their base of property owners expand.

     Interest
     --------
     Interest income remained relatively level between periods ($4.7 million for the three months ended March 31, 1996 as compared to $4.8 million for the three months ended March 31, 1995). During the current quarter, interest earned on short-term investments decreased $.2 million, which was partially offset by (i) an increase in the average balance of outstanding contracts receivable ($135.5 million for the three months ended March 31, 1996 versus $133.2 million for the three months ended March 31, 1995) and (ii) an increase in the weighted average stated interest rate on the Company's contracts receivable (13.3% for the three months ended March 31, 1996 versus 12.6% for the three months ended March 31, 1995).

     Interest expense totaled $1.9 million and $2.3 million for the three months ended March 31, 1996 and 1995, respectively. This decrease is primarily attributable to the reduction in the average outstanding balance of interest-bearing debt, resulting primarily from (i)
operating   cash   flow    and  (ii)   principal

collections on loans receivable exceeding loan originations. The average outstanding balance of interest bearing debt decreased from $109.8 million for the three months ended March 31, 1995 to $81.9 million for the three months ended March 31, 1996. The weighted average interest rate for the Company's financing arrangements collateralized by contracts receivable was 8.4% and 7.9% for the three months ended March 31, 1996 and 1995, respectively.

     General and Administrative
     --------------------------
     General and administrative expenses increased from $2.9 million during the three months ended March 31, 1995 to $3.3 million during the three months ended March 31, 1996. This increase resulted from the additional expenses incurred related to the increased VOI sales volumes as previously discussed. As of a percentage of total revenues, general and administrative expenses decreased from 11.8% for the three months ended March 31, 1995 to 11.0% for the three months ended March 31, 1996.

     Other
     -----

     Other revenues for the three months ended March 31, 1996 and 1995 include cash distributions totaling $.1 million and $.6 million, respectively, related to the Company's 35% partnership interest in Harbour Ridge, Ltd., a limited partnership engaged in the development of a tract of land near Stuart, Florida. Also included in other revenues and other expenses for the three months ended March 31, 1996 are home sales totaling $1.2 million and related costs of sales, including selling expenses, totaling $1.2 million. For the three months ended March 31, 1995, home and bulk land sales and related costs of sales, including selling expenses, totaled $1.2 million and $1.1 million, respectively.

PROVISION FOR INCOME TAXES

     During the three months ended March 31, 1996 and 1995, benefits realized from the utilization of pre-confirmation net operating loss carryforwards and recognition of pre-confirmation deductible temporary differences of $1.3 million and $.7 million, respectively, were recorded as reductions of the Company's valuation allowance for deferred tax assets and as additions to paid-in capital.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents of the Company decreased slightly from December 31, 1995 to March 31, 1996. During the three months ended March 31, 1996, the Company generated $7.0 million in cash and cash equivalents from operating and investing activities which was offset by the use of cash and cash equivalents of $7.2 million in financing activities. During the three months ended March 31, 1996, principal collections on loans receivable exceeded loan originations by $3.2 million which, with operating cash flow, was used to reduce financing arrangements by $7.1 million.

     At March 31, 1996, Fairfield had $1.6 million in borrowings outstanding under its Amended and Restated Revolving Credit Agreement (the "FCI Agreement") with The First National Bank of Boston ("FNBB"). The FCI Agreement provides for revolving loans of up to $25.0 million, including up to $7.0 million for letters of credit. The revolving loans mature on January 1, 1998, if not extended in accordance with the terms of the FCI Agreement. At March 31, 1996, Fairfield had borrowing availability under the FCI Agreement of $21.9 million, net of outstanding letters of credit totaling $1.5 million.

     At March  31, 1996,  FAC had borrowings  outstanding of
$12.8 million under its Third Amended and Restated Revolving
Credit Agreement (the "FAC Agreement")  with FNBB.  The  FAC
Agreement
                           10

provides   for   revolving   loans  of  up  to  $35  million,
including  up  to $1  million for  letters  of credit.   The
revolving loans mature on January 1, 1998, if not extended in accordance with the terms of the FAC Agreement, with Fairfield being a guarantor pursuant to the FAC Agreement. At March 31, 1996, FAC had borrowing availability of $7.1 million under the FAC Agreement.

     As of March 31, 1996, the Company had incurred $1.2 million in work in progress on its new corporate office building in Little Rock, Arkansas. The Company anticipates the building will be completed in the fourth quarter of 1996 at a cost of approximately $6.0 million. The Company is currently financing these costs with operating cash flow.

     The Company expects to finance its short and long-term cash needs from (i) contract payments generated from its contracts receivable portfolio, (ii) operating cash flows,
(iii) borrowings under its credit facilities, and (iv) future financing, including additional securitization of contracts receivable.

FINANCIAL CONDITION
- -------------------

     Total consolidated assets of the Company decreased $1.1 million from December 31, 1995 to March 31, 1996. The decrease in assets is primarily attributable to a $4.3 million decrease in loans receivable resulting primarily from principal collections exceeding origination of receivables, which was partially offset by (i) an increase of $2.7 million in real estate inventories and (ii) an increase of $1.2 million in property and equipment. Total consolidated liabilities of the Company decreased $4.3 million in 1996 due primarily to a net reduction in the Company's financing arrangements as previously discussed.

     Other   variations  in   the   Company's   assets   and
liabilities  generally  reflect   the  revenue  and  expense
activities the Company experienced during the three months ended March 31, 1996.

  PART II - OTHER INFORMATION
  --------  -----------------

  Item 1 - Legal Proceedings

            None

  Item 2 - Changes in Securities

            None

  Item 3 - Defaults Upon Senior Securities

            None

  Item  4 - Submission of Matters to a Vote of Security Holders

            None

  Item 5 - Other Information

            None

  Item 6 - Exhibits and Reports on Form 8-K

           (a) Exhibits
               --------
               Reference is made to the Exhibit Index.

           (b) Reports on Form 8-K
               -------------------
               On April 5, 1996, a Current Report on Form 8-K was filed in which the Registrant disclosed its Third Amended and Restated Bylaws and its Fourth Amended and Restated Bylaws


                          SIGNATURES



       Pursuant  to  the  requirements   of  the  Securities
  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         FAIRFIELD COMMUNITIES, INC.




  Date: May 7, 1996       /s/  Robert W.  Howeth
        -----------      -----------------------------------------
                         Robert W. Howeth, Senior Vice President,
                                 Chief Financial Officer



  Date: May  7, 1996      /s/  William G. Sell
        ------------     -----------------------------------------
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

  27        Financial Data Schedule (attached)

  99 Ombudsman Report for the period ending March 31, 1996 related to the Registrant's Senior
            Subordinated   Secured    Notes.       Fairfield
            Communities, Inc. (the "Company") has issued its 10% Senior Subordinated Secured Notes (the "FCI Notes") pursuant to the Supplemented and Restated Indenture, dated as of September 1, 1992, as amended (the "Restated Indenture"), among the Company, as issuer, Fairfield St. Croix, Inc. and Fairfield River Ridge, Inc., as guarantors, IBJ Schroder Bank & Trust Company, as trustee (the "Trustee"), and Houlihan Lokey Howard & Zukin, as ombudsman (the "Ombudsman"). The Ombudsman, which was designated by the committee representing the holders of the notes for which the FCI Notes were exchanged in the Company's reorganization proceedings, as part of its duties under the Restated Indenture, is to report periodically concerning the collateral securing the FCI Notes and other matters (the "Ombudsman's Reports"). The Ombudsman's Reports are not prepared at the direction of, or in concert with, the Company and are delivered by the Ombudsman to the Trustee for distribution to each holder of record of the FCI Notes. However, because the

            Ombudsman's Reports are being distributed to the record holders of the FCI Notes and the contents of the Ombudsman's Reports may be of interest to other persons, including potential purchasers of the FCI Notes, the Company is filing herewith, as Exhibit 99, a copy of the Ombudsman's Report dated May 2, 1996, for the period ending March 31, 1996. The Company is not obligated to file such reports and may discontinue filing such reports in the future without notice to any person. (attached)

