Form 10-Q
period 1996-06-30
FAIRFIELD COMMUNITIES INC
filed 1996-08-06
CIK 276189

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q

   (Mark One)

      [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934
               For the quarter ended June 30, 1996

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
Yes   X      No
    ------      ------

The number of shares  of the registrant's Common Stock, $.01  par value,
outstanding as of July 31, 1996 totaled 12,352,142.

PART I - FINANCIAL INFORMATION
- ------   ---------------------
ITEM I - FINANCIAL STATEMENTS
- ------   --------------------

                 FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                  June 30,    December 31,
                                    1996           1995
                                    ----           ----
                                 (Unaudited)      (Note)

ASSETS
  Cash and cash equivalents        $  2,891      $  2,095
  Loans receivable, net             141,277       139,674
  Real estate inventories            43,396        40,552
  Restricted cash and
   escrow accounts                    8,158         8,194
  Property and equipment, net        10,637         8,311
  Other assets                       16,995        16,692
                                   --------      --------
                                   $223,354      $215,518
                                   ========      ========

LIABILITIES AND STOCKHOLDERS'EQUITY
  Liabilities:
    Financing arrangements         $ 79,556      $ 86,982
    Deferred revenue                 19,456        19,791
    Accounts payable                  5,942         4,556
    Accrued interest                  4,012         4,504
    Net liabilities of assets
      held for sale                   3,254         2,267
    Other liabilities                19,527        16,191
                                   --------      --------
                                    131,747       134,291
                                   --------      --------

  Stockholders' equity:
    Common stock                        124           124
    Paid-in capital                  55,934        52,386
    Retained earnings                35,549        28,717
                                   --------      --------
                                     91,607        81,227
                                   --------      --------
                                   $223,354      $215,518
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

            FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                           (UNAUDITED)

                         Three Months Ended      Six Months Ended
                              June 30,               June 30,
                        ------------------    ---------------------
                          1996       1995        1996        1995
                          ----       ----        -----       ----
REVENUES
  Vacation
   ownership,net        $32,414     $23,897     $51,112     $35,797
  Lots, net               3,043       1,630       4,267       2,699
  Resort management       4,337       3,964       7,884       7,366
  Interest                4,861       4,737       9,523       9,501
  Other                   4,353       3,561       6,432       6,985
                        -------     -------     -------     -------
                         49,008      37,789      79,218      62,348
                        -------     -------     -------     -------
COSTS AND EXPENSES
  Cost of sales:
    Vacation ownership    8,160       6,647      12,892       9,957
    Lots                    688         358         942         718
  Provision for
   loan losses            1,599       1,894       2,731       2,839
  Selling                17,439      13,525      28,364      22,445
  Resort management       3,649       3,438       6,754       6,502
  General and
   administrative         3,800       2,617       7,122       5,517
  Interest                1,709       2,230       3,565       4,505
  Other                   3,854       2,835       5,595       5,375
                        -------     -------     -------     -------
                         40,898      33,544      67,965      57,858
                        -------     -------     -------     -------
  Earnings before
   provision for
   income taxes           8,110       4,245      11,253       4,490
  Provision for
   income taxes           3,171       1,613       4,421       1,706
                        -------     -------     -------     -------
  Net earnings          $ 4,939     $ 2,632     $ 6,832     $ 2,784
                        =======     =======     =======     =======
NET EARNINGS PER SHARE
  Primary                  $.44        $.24        $.61        $.25
                           ====        ====        ====        ====
  Fully diluted            $.41        $.23        $.57        $.24
                           ====        ====        ====        ====

WEIGHTED AVERAGE SHARES OUTSTANDING
  Primary            11,312,214  11,042,997  11,229,864  11,038,248
                     ==========  ==========  ==========  ==========
  Fully diluted      11,959,083  11,631,381  11,951,083  11,636,317
                     ==========  ==========  ==========  ==========

  See notes to consolidated financial statements.

             FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
              SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                          (IN THOUSANDS)
                            (UNAUDITED)

                                          1996        1995
                                          ----        ----
OPERATING ACTIVITIES
 Net earnings                          $  6,832     $ 2,784
 Adjustments to reconcile net
  earnings to net cash
  provided by operations:
   Depreciation and amortization          1,415         864
   Utilization of pre-confirmation
    income tax attributes                 3,500       1,460
   Provision for loan losses              2,731       2,839
   Earnings from unconsolidated
    affiliate                               (88)     (1,147)
 Changes in operating assets
  and liabilities:
   Real estate inventories               (2,455)       (739)
   Accounts payable and other
    liabilities                           4,722       2,520
   Deferred revenue                        (335)        959
   Other, net                            (1,917)       (936)
                                       --------   ---------
 Net cash provided by operating
  activities                             14,405       8,604
                                       --------   ---------
INVESTING ACTIVITIES
 Purchases of property and
  equipment, net                         (3,305)     (2,284)
 Principal collections on loans
  receivable                             40,240      36,754
 Originations of loans receivable       (44,189)    (37,156)
 Net investment activities of
  net liabilities of assets
  held for sale                             281       7,855
 Other, net                                 706        (377)
                                       --------   ---------
 Net cash (used in) provided by
  investing activities                   (6,267)      4,792
                                       --------   ---------
FINANCING ACTIVITIES
 Proceeds from financing arrangements   118,377     101,095
 Repayments of financing arrangements  (125,755)   (119,471)
 Net decrease in restricted
  cash and escrow accounts                   36       1,534
                                      ---------   ---------
 Net cash used in financing activities   (7,342)    (16,842)
                                      ---------   ---------
Net increase (decrease) in
 cash and cash equivalents                  796      (3,446)
Cash and cash equivalents,
 beginning of period                      2,095      13,641
                                      ---------   ---------
Cash and cash equivalents,
 end of period                        $   2,891   $  10,195
                                      =========   =========

  See notes to consolidated financial statements.

        FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1996
                         (UNAUDITED)


     The accompanying consolidated financial statements of Fairfield Communities, Inc. ("Fairfield") and its wholly owned subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial information is unaudited, but reflects all adjustments consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the results of operations for such interim periods. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results of operations that may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1995.

     Certain previously reported amounts have been reclassified to conform to the presentation used for the current period. The accompanying unaudited consolidated financial statements, and related notes thereto, include the accounts of Fairfield and its wholly owned subsidiaries, with all significant intercompany accounts and transactions eliminated.

NOTE 1 - VACATION OWNERSHIP REVENUES
- ------   ---------------------------
     Vacation  ownership revenues are  summarized as follows
(In thousands):

                      Three Months Ended   Six Months Ended
                            June 30,           June 30,
                      ------------------  ------------------
                       1996      1995      1996        1995
                       ----      ----      ----        ----
Vacation ownership
 revenues             $32,127  $24,025    $50,430     $36,296

Less:  Deferred
       revenue on
       current year
       sales, net        (994)    (587)    (1,718)     (2,213)

Add:  Revenue
      recognized on
      prior year
      sales             1,281      459      2,400       1,714
                      -------  -------    -------     -------
                      $32,414  $23,897    $51,112     $35,797
                      =======  =======    =======     =======


NOTE 2 - LOANS RECEIVABLE
- ------   ----------------
     Loans  receivable   consisted  of  the   following  (In
thousands):

                              June 30,           December 31,
                                1996                 1995
                                ----                 ----
Contracts                     $143,102             $140,810
Mortgages                       12,302               13,064
                              --------             --------
                               155,404              153,874
Less allowance for loan
losses                         (14,127)             (14,200)
                              --------             --------
                              $141,277             $139,674
                              ========             ========

NOTE 3 - REAL ESTATE INVENTORIES
- ------   -----------------------
     Real estate inventories are summarized as follows (In thousands):

                                    June 30,   December 31,
                                      1996         1995
                                      ----         ----
Land:
  Under development                 $18,677      $17,377
  Undeveloped                         6,617        7,288
                                    -------      -------
                                     25,294       24,665
                                    -------      -------
Residential housing:
  Vacation ownership                 15,107       13,247
  Homes                               2,995        2,640
                                    -------      -------
                                     18,102       15,887
                                    -------      -------
                                    $43,396      $40,552
                                    =======      =======

NOTE 4 - FINANCING ARRANGEMENTS
- ------   ----------------------
     Financing arrangements are summarized as follows (In thousands):

                                   June 30,   December 31,
                                     1996         1995
                                     ----         ----
Notes payable collateralized
 by contracts receivable           $44,628      $61,226
Notes payable - other               11,700       12,919
Revolving credit agreements         23,228       12,837
                                   -------      -------
                                   $79,556      $86,982
                                   =======      =======

NOTE 5 - FAIRFIELD ACCEPTANCE CORPORATION ("FAC")
- ------   ----------------------------------------

     Condensed consolidated financial information for FAC is summarized as follows (In thousands):

            CONDENSED CONSOLIDATED BALANCE SHEETS

                                     June 30, December 31,
                                       1996       1995
                                       ----       ----
ASSETS
 Cash                                $   234   $    312
 Loans receivable, net                91,817    101,359
 Restricted cash                       2,155      2,957
 Due from parent                      14,285      3,187
 Other assets                          1,345      1,511
                                    --------   --------
                                    $109,836   $109,326
                                    ========   ========
LIABILITIES AND EQUITY
 Financing arrangements             $ 67,856   $ 70,073
 Accrued interest and other
  liabilities                            639        688
 Equity                               41,341     38,565
                                    --------   --------
                                    $109,836   $109,326
                                    ========   ========

        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                      Three Months Ended   Six Months Ended
                           June 30,            June 30,
                        1996      1995      1996      1995
                        ----      ----      ----      -----
Revenues               $3,990    $3,744   $7,949     $7,582
Expenses                1,711     2,078    3,440      4,311
                       ------    ------   ------     ------
Earnings before
provision for income
 taxes                  2,279     1,666    4,509      3,271
Provision for income
 taxes                    848       639    1,733      1,253
                       ------    ------   ------     ------
Net earnings           $1,431    $1,027   $2,776     $2,018
                       ======    ======   ======     ======

  NOTE 6 - NET LIABILITIES OF ASSETS HELD FOR SALE
  ------   ---------------------------------------
       At June 30, 1996, assets held for sale consisted primarily of (i) those assets collateralizing the Senior Subordinated Secured Notes ("FCI Notes") and (ii) certain assets purchased in conjunction with the sale of First Federal Savings and Loan Association of Charlotte (the "Association Assets"). Net assets held for sale have been recorded at the lower of the carrying amount of the asset or fair value, less estimated selling costs. Disposal of these assets have been at sales prices approximating book value.

       The FCI Notes are collateralized by (i) certain of the Company's real estate inventories located at its Pointe Alexis development in Tarpon Springs, Florida,
  (ii) the Company's 30% partnership interest in Sugar Island limited partnership in St. Croix, U. S. Virgin Islands and (iii) the Company's 35% partnership interest in Harbour Ridge, Ltd., a limited partnership engaged in the development of a tract of land near Stuart, Florida. The FCI Notes bear interest at 10% compounded semi-annually and mature on the earlier of (i) the sale of all the collateral or (ii) the later of (a) 60 days after the FNBB loans have been paid in full or (b) March 1, 1997. The FCI Notes are nonrecourse to the Company and the sole sources of repayment consist of the collateral (including funds on deposit in collateral prepayment accounts), any proceeds from the sale of the collateral and, as described below, the shares of Common Stock of Fairfield reserved as additional collateral for the FCI Notes. Due to the illiquid nature of certain of the collateral for the FCI Notes, Fairfield carries these assets at a substantial discount from 1991 appraised values, which have not been updated and may not be indicative of current fair value. In the event the proceeds from the sale of the remaining collateral (including funds on deposit in collateral prepayment accounts) securing the FCI Notes, or the fair value of any such collateral not sold, are insufficient to fully repay the principal and accrued interest on the FCI Notes, Fairfield will issue shares of its Common Stock, up to a maximum number equal to what a holder of a $5 million general unsecured claim was entitled to receive on the effective date of the plans of reorganization (588,235 shares).

       Net liabilities of assets held for sale consisted of the following (In thousands):

                               June 30,   December 31,
                                 1996         1995
                                 ----         -----
  Collateral for FCI Notes     $  7,705     $  8,423
  Association Assets              2,681        2,901
  Other                           1,146        1,195
                               --------     --------
                                 11,532       12,519
  FCI Notes                     (14,786)     (14,786)
                               --------     --------
                               $ (3,254)    $ (2,267)
                               ========     ========

  NOTE 7 - SUPPLEMENTAL INFORMATION
  ------   ------------------------
       Other revenues for the six months ended June 30, 1996 and 1995 include home sales totaling $4.5 million and $2.4 million, respectively. Other expenses for the six months ended June 30, 1996 and 1995 include homes costs of sales, including selling expenses, totaling $4.1 million and $2.3 million, respectively. Other revenues for the six months ended June 30, 1996 and 1995 include $.1 million and $1.1 million, respectively, related to the Company's 35% partnership interest in Harbour Ridge, Ltd., a limited partnership engaged in the development of a tract of land near Stuart, Florida.

       Included in other assets at June 30, 1996 and December 31, 1995 are (i) deferred tax assets totaling $5.0 million for each period presented, (ii) $4.6 million and $5.1 million, respectively, related to the assets of the Company's life insurance subsidiary, and (iii) unamortized financing costs totaling $1.4 million and $1.5 million, respectively. Included in other liabilities at June 30, 1996 and December 31, 1995 are
  (i) accruals totaling $5.9 million and $4.6 million, respectively, related to the Company's employee benefit plans (ii) deposits associated with sales contracts totaling $2.6 million and $1.8 million, respectively, and
  (iii) $1.8 million and $2.6 million, respectively, related to liabilities of the Company's life insurance subsidiary.

       Interest paid totaled  $4.1 million and $5.0  million
  for  the   six  months  ended  June  30,  1996  and  1995,
  respectively.

       During the six months ended June 30, 1996 and 1995, benefits realized from the utilization of pre-confirmation net operating loss carryforwards and recognition of pre-confirmation deductible temporary differences of $3.5 million and $1.4 million, respectively, were recorded as reductions of the Company's valuation allowance for deferred tax assets and as additions to paid-in capital.

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  ------  ----------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ---------------------------------------------

  RESULTS OF OPERATIONS

  SIX  MONTHS ENDED  JUNE 30,  1996 COMPARED  TO SIX  MONTHS
  ENDED JUNE 30, 1995

       Vacation Ownership
        -----------------
       Gross revenues of vacation ownership interests ("VOIs") totaled $50.4 million and $36.3 million for the six months ended June 30, 1996 and 1995, respectively. Of this increase, $11.0 million is attributable to increased sales volumes at the Company's newer locations, including off-site sales offices, and $3.1 million is attributable to increased sales volumes at the Company's more mature locations.

       Net VOI revenues increased to $51.1 million for the six months ended June 30, 1996 from $35.8 million for the six months ended June 30, 1995. The increase in net VOI revenues is attributable to the same factors as noted above and the recognition of net deferred revenue of $.7 million during the six months ended June 30, 1996, related to the percentage of completion method of accounting, as compared to net deferred revenue of $.5 million during the six months ended June 30, 1995. Under the percentage of completion method of accounting, the portion of revenues attributable to costs incurred as compared to total estimated construction costs and selling expenses, is recognized in the period of sale. The remaining revenue is deferred and recognized as the remaining costs are incurred.

       Cost of sales, as a percentage of related revenues was 25.2% and 27.8% for the six months ended June 30, 1996 and 1995, respectively. During the six months ended June 30, 1996, the Company benefited from increased sales of fixed week inventory at its more mature locations, which has a lower cost basis as compared to the Company's newer locations. Sales of this limited fixed week inventory are not expected to occur to this extent in the future, but will occur from time to time.

       Selling
       -------
       Selling expenses, including commissions, for both VOI and lot sales, as a percentage of related revenues, were 50.9% and 58.1%, for the six months ended June 30, 1996 and 1995, respectively. The decrease in selling expenses, as a percentage of related revenues, is primarily attributable to anticipated efficiencies experienced at the Company's newer destination sites located in Orlando, Florida and Nashville, Tennessee. Management continues to work to improve sales efficiencies at its newer locations and future efficiencies should be realized as these projects mature and their base of property owners expands.

       Interest
       --------
       Interest income remained constant during the six months ended June 30, 1996 as compared to the same period in 1995. For the six months ended June 30, 1996 as compared to the same period in 1995, interest earned on short-term investments decreased $.3 million, which was offset by (i) an increase in the average balance of outstanding contracts receivable ($137.0 million and $133.4 million for the six months ended June 30, 1996 and
  1995) and (ii) an increase in the weighted average stated interest rate on the Company's contracts receivable (13.4% and 13.0% for the six months ended June 30, 1996 and 1995).

       Interest expense totaled $3.6 million and $4.5 million for the six months ended June 30, 1996 and 1995, respectively. This decrease is primarily attributable to the reduction in the average outstanding balance of interest-bearing debt, resulting primarily from operating
  cash flows.   The   average   outstanding

  balance of interest bearing debt decreased from $106.0 million for the six months ended June 30, 1995 to $80.2 million for the six months ended June 30, 1996. The weighted average interest rate for the Company's financing arrangements collateralized by contracts receivable was 8.5% and 7.9% for the six months ended June 30, 1996 and 1995, respectively.

       General and Administrative
       --------------------------
       General and administrative expenses increased from $5.5 million during the six months ended June 30, 1995 to $7.1 million during the six months ended June 30, 1996. This increase resulted from additional expenses incurred resulting from the increased VOI sales volumes as previously discussed and additional accruals recorded related to the Company s employee incentive plans. As a percentage of total revenues, general and administrative expenses remained relatively constant between periods (9.0% for the six months ended June 30, 1996 versus 8.8% for the six months ended June 30, 1995).

       Other
       -----
       Other revenues for the six months ended June 30, 1996 and 1995 include home sales totaling $4.5 million and $2.4 million, respectively. Other expenses for the six months ended June 30, 1996 and 1995 include homes costs of sales, including selling expenses, totaling $4.1 million and $2.3 million, respectively. Other revenues for the six months ended June 30, 1996 and 1995 include $.1 million and $1.1 million, respectively, related to the Company's 35% partnership interest in Harbour Ridge, Ltd., a limited partnership engaged in the development of a tract of land near Stuart, Florida.

  THREE MONTHS ENDED  JUNE 30, 1996 COMPARED TO THREE MONTHS
  ENDED JUNE 30, 1995

       Revenue and expense trends for the three months ended June 30, 1996 were generally consistent with those of the related six month period as described above with
  (i) an increase in gross and net VOI sales, (ii) a decrease in selling expenses as a percentage of related revenues, and (iii) a decrease in interest expense.

       Other revenues and expenses for the three months ended June 30, 1996 include home sales totaling $3.2 million and related costs of sales, including selling expenses, totaling $3.0 million. For the three months ended June 30, 1995, home sales and related costs of sales, including selling expenses, totaled $1.2 million and $1.2 million, respectively.

  PROVISION FOR INCOME TAXES

       During the six months ended June 30, 1996 and 1995, benefits realized from the utilization of pre-confirmation net operating loss carryforwards and recognition of pre-confirmation deductible temporary differences of $3.5 million and $1.4 million, respectively, were recorded as reductions of the Company's valuation allowance for deferred tax assets and as additions to paid-in capital.

  LIQUIDITY AND CAPITAL RESOURCES

       Cash and cash equivalents of the Company increased $.8 million from December 31, 1995 to June 30, 1996. During the six months ended June 30, 1996, the Company generated $14.4 million in cash and cash equivalents from operating activities which was offset by the use of cash and cash equivalents in financing activities totaling $7.3 million. During the six months ended June 30, 1996, loan originations exceeded principal collections on loans by $3.9 million.

       At  June  30,  1996,  Fairfield   had  no  borrowings
  outstanding under its Amended and Restated Revolving Credit Agreement (the "FCI Agreement") with The First National Bank of Boston ("FNBB"). The FCI Agreement provides for revolving loans of up to $25.0 million, including up to $7.0 million for letters of credit. The revolving loans mature on January 1, 1998, if not extended in accordance with the terms of the FCI Agreement. At June 30, 1996, Fairfield had borrowing availability under the FCI Agreement of $24.2 million, net of outstanding letters of credit totaling $.8 million.

       At June 30, 1996, FAC had borrowings outstanding of $23.2 million under its Third Amended and Restated Revolving Credit Agreement (the "FAC Agreement") with FNBB. The FAC Agreement provides for revolving loans of up to $35 million, including up to $1 million for letters of credit. The revolving loans mature on January 1, 1998, if not extended in accordance with the terms of the FAC Agreement, with Fairfield being a guarantor pursuant to the FAC Agreement. At June 30, 1996, FAC had borrowing  availability  of  $4.6 million  under  the  FAC
  Agreement.

       Historically, the Company has obtained borrowed funds primarily through various revolving credit agreements, including those noted above and, in its efforts to lower the costs of borrowed funds and to maintain its liquidity, has begun to securitize its contracts receivable. The Company expects to finance its short and long-term cash needs from (i) contract payments generated from its contracts receivable portfolio, (ii) operating cash flows, (iii) borrowings under its credit facilities, and (iv) future financings, including additional securitizations of contracts receivable.

  FINANCIAL CONDITION

       Total consolidated assets of the Company increased $7.8 million from December 31, 1995 to June 30, 1996. The increase in assets is primarily attributable to (i) a $1.6 million increase in net loans receivable, (ii) a
  $2.8  million increase   in  real estate  inventories,  and
  (iii) a $2.3 million increase in net property and equipment related primarily to the construction in progress of the Company' s new corporate office building. Total consolidated liabilities of the Company decreased $2.5 million in 1996 due primarily to a net reduction in the Company's financing arrangements as previously discussed.

       Other  variations   in  the   Company's  assets   and
  liabilities generally reflect the revenue and expense activities the Company experienced during the six months ended June 30, 1996.

PART II - OTHER INFORMATION
- -------   -----------------

Item 1 - Legal Proceedings

          None

Item 2 - Changes in Securities

          None

Item 3 - Defaults Upon Senior Securities

          None

Item 4 - Submission of Matters to a Vote of Security Holders

         The  1996 Annual  Meeting of  Stockholders of  the
         Registrant was held on May 9, 1996. The following item of business was presented to the stockholders:

              Election of Directors
              ---------------------
              The nine directors were elected as proposed
              in the Proxy Statement dated April 8,  1996
              under  the  caption  titled  "Election   of
              Directors".

                                   Total Vote For   Total Vote Withheld
                                    Each Director    From Each Director
                                   --------------   -------------------

              Les R. Baledge          9,080,285          139,704
              Russell A. Belinsky     9,061,281          158,708
              Ernest D. Bennett, III  8,691,963          528,026
              Philip L. Herrington    8,484,896          735,093
              Ronald Langley          8,891,900          328,089
              Bryan D. Langton        8,890,426          329,563
              John W. McConnell       9,070,166          149,823
              Charles D. Morgan, Jr.  8,867,400          352,589
              William C. Scott        9,060,381          159,608

Item 5 - Other Information

          None

Item 6 - Exhibits and Reports on Form 8-K

      (a) Exhibits
          --------

          Reference is made to the Exhibit Index.

      (b) Reports on Form 8-K
          -------------------

          On April 5, 1996, a Current Report on Form 8-K was filed in which the Registrant disclosed its Third
          Amended and Restated Bylaws and its Fourth Amended and Restated Bylaws.

                         SIGNATURES



     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               FAIRFIELD COMMUNITIES, INC.




Date:   August 6, 1996         /s/ Robert W. Howeth
       -----------------       ------------------------------------------
                                Robert W. Howeth, Senior Vice President
                                     and Chief Financial Officer



Date:   August 6, 1996         /s/ William G. Sell
       -----------------       -------------------------------------------
                                William G. Sell, Vice President/Controller
                                      (Chief Accounting Officer)


                    FAIRFIELD COMMUNITIES, INC.
                          EXHIBIT INDEX
                          -------------
Exhibit
Number
- -------

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

27        Financial Data Schedule (attached)

99 Ombudsman Report for the period ending June 30, 1996 related to the Registrant's Senior
          Subordinated    Secured    Notes.        Fairfield
          Communities, Inc. (the "Company") has issued its 10% Senior Subordinated Secured Notes (the "FCI Notes") pursuant to the Supplemented and Restated Indenture, dated as of September 1, 1992, as amended (the "Restated Indenture"), among the Company, as issuer, Fairfield St. Croix, Inc. and Fairfield River Ridge, Inc., as guarantors, IBJ Schroder Bank & Trust Company, as trustee (the "Trustee"), and Houlihan Lokey Howard & Zukin, as ombudsman (the "Ombudsman"). The Ombudsman, which was designated by the committee representing the holders of the notes for which the FCI Notes were exchanged in the Company's reorganization proceedings, as part of its duties under the Restated Indenture, is to report periodically concerning the collateral securing the FCI Notes and other matters (the "Ombudsman's Reports"). The Ombudsman's Reports are not prepared at the direction of, or in concert with, the Company and are delivered by the Ombudsman to the Trustee for distribution to each holder of record of the FCI Notes. However, because the Ombudsman's Reports are being distributed to the record holders of the FCI Notes and the contents of the Ombudsman's Reports may be of interest to other persons, including potential purchasers of the FCI Notes, the Company is filing herewith, as Exhibit 99, a copy of the Ombudsman's Report dated August 1, 1996, for the period ending June 30, 1996. The Company is not obligated to file such reports and may discontinue filing such reports in the future without notice to any person. (attached)