Form 10-Q/A
period 1996-06-30
FAIRFIELD COMMUNITIES INC
filed 1996-08-06
CIK 276189

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                          FORM 10-Q/A (No. 1)
(Mark One)

   [ ] Quarterly Report  Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarter ended June 30, 1996

  [ ]  Transition Report  Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For  the  transition period  from            to
                                           ----------    ----------

                    Commission File Number: 1-8096

                      FAIRFIELD COMMUNITIES, INC.
        (Exact name of registrant as specified in its charter)

        Delaware                             71-0390438
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
Yes   X    No
    -----     ----
APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS
              DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.    Yes   X      No
                                  -----        -----
The number of shares of the registrant's Common Stock,  $.01 par  value,
outstanding  as  of  July   31,  1996  totaled 9,956,847.


                                1


                              SIGNATURE



     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FAIRFIELD COMMUNITIES, INC.




Date:  August 6, 1996        /s/William G. Sell
     -----------------       ---------------------------------------
                                William G. Sell, Vice President/
                                Controller (Chief Accounting Officer)