Form 10-Q
period 1996-09-30
FAIRFIELD COMMUNITIES INC
filed 1996-10-24
CIK 276189

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q
     (Mark One)

         [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
                  For the quarter ended September 30, 1996

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

   The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of October 17, 1996 totaled 10,061,446.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

        FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS)

                                    September 30,      December 31,
                                        1996               1995
                                        ----               ----
                                     (Unaudited)          (Note)
ASSETS
 Cash and cash equivalents            $  2,515           $  2,095
 Loans receivable, net                 146,858            139,674
 Real estate inventories                42,850             40,552
 Restricted cash and escrow accounts     7,643              8,194
 Property and equipment, net            12,100              8,311
 Other assets                           22,935             16,692
                                      --------           --------
                                      $234,901           $215,518
                                      ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Financing arrangements            $ 73,528           $ 86,982
    Deferred revenue                    18,524             19,791
    Accounts payable                     6,534              4,556
    Accrued interest                     3,643              4,504
    Net liabilities of assets held
     for sale                            7,081              2,267
    Other liabilities                   21,338             16,191
                                      --------           --------
                                       130,648            134,291
                                      --------           --------

  Stockholders' equity:
    Common stock                           125                124
    Paid-in capital                     63,366             52,386
    Retained earnings                   40,762             28,717
    Less treasury stock, at cost           -                  -
                                      --------           --------
                                       104,253             81,227
                                      --------           --------
                                      $234,901           $215,518
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

           FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                         (UNAUDITED)

                                Three Months Ended     Nine Months Ended
                                   September 30,         September 30,
                                -------------------    ------------------
                                  1996        1995        1996       1995
                                  ----        ----        ----       ----
REVENUES
 Vacation ownership, net        $33,348     $27,662    $ 84,460   $ 63,459
 Lots, net                        2,950       2,486       7,217      5,185
 Resort management                4,791       3,839      12,675     11,205
 Interest                         5,054       4,758      14,577     14,259
 Other                            3,553       4,204       9,985     11,189
                                -------     -------    --------   --------
                                 49,696      42,949     128,914    105,297
                                -------     -------    --------   --------
EXPENSES
  Cost of sales:
    Vacation ownership            8,368       7,884      21,260     17,841
    Lots                            742         631       1,684      1,349
  Provision for loan losses       1,455       2,086       4,186      4,925
  Selling                        18,437      15,006      46,801     37,451
  Resort management               3,877       3,406      10,631      9,908
  General and administrative      3,596       3,028      10,718      8,545
  Interest                        1,554       2,013       5,119      6,518
  Other                           3,065       3,646       8,660      9,021
                                -------     -------    --------   --------
                                 41,094      37,700     109,059     95,558
                                -------     -------    --------   --------
Earnings before provision
 for income taxes                 8,602       5,249      19,855      9,739
Provision for income taxes        3,389       1,995       7,810      3,701
                                -------     -------    --------   --------
Net earnings                    $ 5,213     $ 3,254    $ 12,045   $  6,038
                                =======     =======    ========   ========

NET EARNINGS PER SHARE
   Primary                         $.46        $.29       $1.07       $.55
                                   ====        ====       =====       ====
   Fully diluted                   $.43        $.28       $1.01       $.51
                                   ====        ====       =====       ====

WEIGHTED AVERAGE SHARES OUTSTANDING
   Primary                   11,401,714  11,119,530  11,287,146 11,065,342
                             ==========  ==========  ========== ==========
   Fully diluted             11,999,075  11,768,264  11,967,241 11,768,264
                             ==========  ==========  ========== ==========

See notes to consolidated financial statements.

        FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
        NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                       (IN THOUSANDS)
                        (UNAUDITED)


                                                  1996          1995
                                                  ----          ----
OPERATING ACTIVITIES
 Net earnings                                 $  12,045     $   6,038
 Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Depreciation and amortization                 2,166         1,463
    Provision for loan losses                     4,186         4,925
    Utilization of pre-confirmation
     income tax attributes                       10,000         3,490
    Earnings from unconsolidated affiliate          (88)       (1,323)
 Changes in operating assets and
  liabilities:
    Real estate inventories                      (1,909)       (7,008)
    Other, net                                      135          (999)
                                              ---------      --------
 Net cash provided by operating activities       26,535         6,586
                                              ---------      --------

INVESTING ACTIVITIES
 Purchases of property and equipment, net        (5,269)       (3,268)
 Principal collections on loans receivable       63,658        53,801
 Originations of loans receivable               (73,300)      (57,880)
 Net investment activities of net
  liabilities of assets held for sale                12         8,851
 Other, net                                         706          (230)
                                              ---------      --------
 Net cash (used in) provided by
  investing activities                          (14,193)        1,274
                                              ---------      --------

FINANCING ACTIVITIES
  Proceeds from financing arrangements          186,980       169,695
  Repayments of financing arrangements         (200,434)     (190,208)
  Exercise of stock warrants                        382           -
  Tax benefit from exercise of stock warrants       599           -
  Net decrease in restricted cash and
   escrow accounts                                  551         1,616
                                              ---------     ---------
  Net cash used in financing activities         (11,922)      (18,897)
                                              ---------     ---------
   Net increase (decrease) in cash and
    cash equivalents                                420       (11,037)
   Cash and cash equivalents,
    beginning of period                           2,095        13,641
                                              ---------     ---------
   Cash and cash equivalents, end of period   $   2,515     $   2,604
                                              =========     =========

See notes to consolidated financial statements.

        FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1996
                        (UNAUDITED)

     The accompanying consolidated financial statements of Fairfield Communities, Inc. ("Fairfield") and its wholly owned subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial information is unaudited, but reflects all adjustments consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the results of operations for such interim periods. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results of operations that may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1995.

     Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the presentation used for the current period. All significant intercompany accounts and transactions have been eliminated in consolidation.


NOTE 1 - VACATION OWNERSHIP REVENUES
------   ---------------------------

     Vacation ownership  revenues are summarized  as follows
(In thousands):

                                 Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                                 ------------------     -------------------
                                   1996      1995        1996        1995
                                   ----      ----        ----        ----
Vacation ownership revenues      $36,056   $27,332     $86,486     $63,628
 Less:  Deferred revenue on
         current year sales, net  (2,956)      124      (4,674)     (2,089)
  Add:  Revenue recognized on
         prior year sales            248       206       2,648       1,920
                                 -------   -------     -------     -------
                                 $33,348   $27,662     $84,460     $63,459
                                 =======   =======     =======     =======

NOTE 2 - LOANS RECEIVABLE
------   ----------------
     Loans receivable consisted of the following (In thousands):

                                       September 30,    December 31,
                                           1996             1995
                                           ----             ----
Contracts                               $149,424         $140,810
Mortgages                                 11,636           13,064
                                        --------         --------
                                         161,060          153,874
Less allowance for loan losses           (14,202)         (14,200)
                                        --------         --------
                                        $146,858         $139,674
                                        ========         ========

NOTE 3 - REAL ESTATE INVENTORIES
------   -----------------------
     Real estate inventories are summarized as follows (In thousands):

                                           September 30,     December 31,
                                               1996              1995
                                               ----              ----
Land:
  Under development                          $17,517            $17,377
  Undeveloped                                  6,319              7,288
                                             -------            -------
                                              23,836             24,665
                                             -------            -------
Residential housing:
  Vacation ownership                          16,350             13,247
  Homes                                        2,664              2,640
                                             -------            -------
                                              19,014             15,887
                                             -------            -------
                                             $42,850            $40,552
                                             =======            =======


NOTE 4 - FINANCING ARRANGEMENTS
------   ----------------------
     Financing arrangements are summarized as follows (In thousands):

                                         September 30,       December 31,
                                             1996                1995
                                             ----                ----
Notes payable collateralized
 by contracts receivable                   $37,606             $61,226
Notes payable - other                       11,231              12,919
Revolving credit agreements                 24,691              12,837
                                           -------             -------
                                           $73,528             $86,982
                                           =======             =======

     In October 1996, Fairfield Capital Corporation ( FCC ),
a  wholly   owned  subsidiary  of   Fairfield     Acceptance
Corporation ("FAC"), amended its credit agreement (the "FCC Agreement") to provide for additional borrowings of up to $80 million for the purchase of contracts receivable from
FAC  pursuant   to  the  Amended  and  Restated  Receivables
Purchase  Agreement, among Fairfield  as originator,  FAC as
seller and  FCC  as  purchaser.   The  initial  purchase  of
contracts receivable and the respective funding under the FCC Agreement resulted in borrowings totaling $24.1 million, of which $22.9 million was used to reduce borrowings under FAC' s revolving credit agreement and $1.2 million was used primarily to pay transaction fees. Borrowings under the FCC Agreement mature principally within 84 months and bear interest at varying rates, based on commercial paper rates,
subject to an interest rate cap of 9.2%.   The FCC Agreement
provides for two additional fundings of up to a total of $55 million during the next twelve months.

     FCC is a wholly owned but separate corporate entity of FAC with its own separate creditors. In the event of a liquidation of FCC, such creditors would be entitled to satisfy their claims from FCC prior to any distribution to FAC.

NOTE 5 - FAIRFIELD ACCEPTANCE CORPORATION ("FAC")
------   ----------------------------------------

     Condensed consolidated financial information for FAC is summarized as follows (In thousands):

            CONDENSED CONSOLIDATED BALANCE SHEETS

                                         September 30,     December 31,
                                             1996              1995
                                             ----              ----
ASSETS
  Cash                                   $    364          $    312
  Loans receivable, net                    80,588           101,359
  Restricted cash                           1,902             2,957
  Due from parent                          21,546             3,187
  Other assets                              1,255             1,511
                                         --------          --------
                                         $105,655          $109,326
                                         ========          ========
LIABILITIES AND EQUITY
  Financing arrangements                 $ 62,297          $ 70,073
  Accrued interest and other liabilities      472               688
  Equity                                   42,886            38,565
                                         --------          --------
                                         $105,655          $109,326
                                         ========          ========


       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Three Months Ended    Nine Months Ended
                                      September 30,        September 30,
                                   ------------------    -----------------
                                     1996      1995        1996      1995
                                     ----      ----        ----      ----
Revenues                            $4,080    $3,697     $12,029   $11,279
Expenses                             1,569     1,936       5,009     6,247
                                    ------    ------     -------   -------
Earnings before provision
 for income taxes                    2,511     1,761       7,020     5,032
Provision for income taxes             966       674       2,699     1,927
                                    ------    ------     -------   -------
Net earnings                        $1,545    $1,087     $ 4,321   $ 3,105
                                    ======    ======     =======   =======

NOTE 6 - NET LIABILITIES OF ASSETS HELD FOR SALE
------   ---------------------------------------

     At September  30, 1996, assets held  for sale consisted
of  the  assets   collateralizing  the  Senior  Subordinated
Secured  Notes   ("FCI  Notes").      The  FCI   Notes   are
collateralized by (i) certain of the Company's real estate inventories located at its Pointe Alexis development in Tarpon Springs, Florida, (ii) the Company's 30% partnership interest in Sugar Island limited partnership in St. Croix,
U. S. Virgin Islands and (iii) the Company's 35% partnership interest in Harbour Ridge, Ltd., a limited partnership engaged in the development of a tract of land near Stuart,
Florida.    The FCI  Notes bear  interest at  10% compounded
semi-annually and mature on the earlier of (i) the sale of all the collateral or (ii) the later of (a) 60 days after the FNBB loans have been paid in full or (b) March 1, 1997. The FCI Notes are nonrecourse to the Company and the sole sources of repayment consist of the collateral (including funds on deposit in collateral prepayment accounts), any proceeds from the sale of the collateral and, as described below, the shares of Common Stock of Fairfield reserved as additional collateral for the FCI Notes. Due to the illiquid nature of certain of the collateral for the FCI Notes, Fairfield carries these assets at a discount from 1991 appraised values, which have not been updated and may not
be indicative of  current  fair value.   In the event the
proceeds from  the   sale  of  the remaining   collateral
(including   funds  on   deposit

in collateral prepayment accounts) securing the FCI Notes, or
the  fair  value  of  any  such   collateral  not  sold, are
insufficient to fully repay the principal and accrued interest on the FCI Notes, Fairfield will issue shares of its Common Stock, up to a maximum number equal to what a
holder  of  a  $5  million  general   unsecured   claim  was
entitled to receive on the effective date of the plans of reorganization (588,235 shares).

     Net liabilities of assets held for sale consisted of the following (In thousands):

                                   September 30,   December 31,
                                       1996            1995
                                       ----            ----
Collateral for FCI Notes            $  7,705        $  8,423
Association Assets                       -             2,901
Other                                    -             1,195
                                    --------        --------
                                       7,705          12,519
FCI Notes                            (14,786)        (14,786)
                                    --------        --------
                                    $ (7,081)       $ (2,267)
                                    ========        ========

     During the nine months ended September 30, 1996, certain assets previously held for sale were reclassed to Loans receivable and Other assets in the Consolidated Balance Sheet. These assets, totaling $3.6 million at September 30, 1996, relate primarily to certain receivables which management now intends to hold to maturity.

NOTE 7 - SUPPLEMENTAL INFORMATION
------   ------------------------

     Other revenues for the nine months ended September 30, 1996 and 1995 include home sales totaling $6.8 million and $4.4 million, respectively. Other expenses for the nine months ended September 30, 1996 and 1995 include homes costs of sales, including selling expenses, totaling $6.3 million and $4.0 million, respectively. Other revenues for the nine months ended September 30, 1996 and 1995 include $0.1 million and $1.3 million, respectively, related to the Company's 35% partnership interest in Harbour Ridge, Ltd., a limited partnership engaged in the development of a tract of land near Stuart, Florida.

     Included in other assets at September 30, 1996 and December 31, 1995 are (i) deferred tax assets totaling $8.1 million and $5.0 million, respectively, (ii) $4.2 million and $5.1 million, respectively, related to the assets of the Company's life insurance subsidiary, and (iii) unamortized financing costs totaling $1.3 million and $1.5 million, respectively. Included in other liabilities at September 30, 1996 and December 31, 1995 are (i) accruals totaling $8.4 million and $4.6 million, respectively, of which $3.3 million of the increase relates primarily to accrued employee compensation, including commissions, resulting from the seasonal fluctuations of sales volumes, (ii) deposits associated with sales contracts totaling $2.9 million and $1.8 million, respectively, and (iii) $1.6 million and $2.6 million, respectively, related to liabilities of the Company's life insurance subsidiary.

     Interest paid totaled $6.2 million and $7.2 million for
the  nine   months  ended  September  30,   1996  and  1995,
respectively.

     During the nine months ended September 30, 1996 and 1995, benefits realized from the utilization of pre-confirmation tax attributes totaling $10.0 million and $3.5 million, respectively, were recorded as reductions of the Company's valuation allowance for deferred tax assets and as additions to paid-in capital. During the nine months ended September 30, 1996, the Company also recognized certain tax benefits related to the stock warrant plan in the amount of $0.6 million. Such benefits were recorded as a reduction of income taxes payable and an increase in paid-in capital.

NOTE 8 - CONTINGENCIES
------   -------------

     In  June   1992,  the  Pagosa  Lakes   Property  Owners
Association ("PLPOA" ) filed an adversary proceeding in the Bankruptcy Court for the Eastern District of Arkansas,
Western   Division   (the " Bankruptcy  Court")   asserting
equitable   ownership   or   lien   interests   in   certain
recreational amenities, including golf courses. In March 1994, the Bankruptcy Court issued its decision upholding Fairfield's ownership of the Pagosa recreational amenities, subject to a restrictive covenant allowing Pagosa property owners and their guests to use the recreational amenities. The United States District Court, Eastern District of Arkansas, Western Division ("District Court") affirmed the Bankruptcy Court's order in its entirety, by order dated September 25, 1995. The PLPOA appealed the decision to the United States Court of Appeals for the Eighth Circuit, which on October 2, 1996 affirmed in full the District Court's decision. The PLPOA has petitioned the Court of Appeals for
a  rehearing of the case.   The Eighth  Circuit has taken no
action   with  respect  to   the  petition   for  rehearing.
Fairfield's ability to dispose of the recreational amenities at Pagosa is restricted until the claim is finally resolved.


ITEM 2  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     Vacation Ownership
     ------------------

      Gross revenues of vacation ownership interests ("VOIs") totaled $86.5 million and $63.6 million for the nine months
ended September  30, 1996 and  1995, respectively.   Of this
increase, $18.1 million is attributable to increased sales volumes at the Company's newer locations, including off-site sales offices, and $4.8 million is attributable to increased sales volumes at the Company's more mature locations.

     Net VOI revenues increased to $84.5 million for the nine months ended September 30, 1996 from $63.5 million for the nine months ended September 30, 1995. The increase in net VOI revenues is attributable to the same factors as noted above, which was partially offset by net deferred revenue of $2.0 million during the nine months ended September 30, 1996, related to the percentage of completion method of accounting, as compared to net deferred revenue of $0.2 million during the nine months ended September 30, 1995. Under the percentage of completion method of accounting, the portion of revenues attributable to costs incurred as compared to total estimated construction costs and selling expenses, is recognized in the period of sale. The remaining revenue is deferred and recognized as the remaining costs are incurred.

     Cost of sales of VOI's, as a percentage of related net
revenues, was 25.2% and 28.1%  for  the  nine  months ended
September 30, 1996 and 1995,  respectively.   This decrease
resulted primarily from increased sales of residual fixed week inventory at the Company's more mature locations.
Sales of this limited fixed week inventory are not expected to occur to this extent in the future, but will occur from time to time.

     Selling
     -------

     Selling expenses, including commissions, for both VOI and lot sales, as a percentage of related revenues, were 50.7% and 54.3%, for the nine months ended September 30, 1996 and 1995, respectively. The decrease in selling expenses, as a percentage of related revenues, is primarily attributable to anticipated efficiencies experienced at the Company's newer destination sites located in Orlando, Florida and Nashville, Tennessee. Management continues to work to improve sales efficiencies at its newer locations and future efficiencies should be realized as these projects mature and their base of property owners expands.

     Interest
     --------

     Interest income increased slightly during the nine months ended September 30, 1996 as compared to the same period in 1995 ($14.6 million for the nine months ended September 30, 1996 as compared to $14.3 million for the nine months ended September 30, 1995). For the nine months ended September 30, 1996 as compared to the same period in 1995, interest earned on short-term investments decreased $0.3 million, which was offset by (i) an increase in the average balance of outstanding contracts receivable ($140.1 million and $135.1 million for the nine months ended September 30, 1996 and 1995, respectively) and (ii) an increase in the weighted average stated interest rate on the Company's contracts receivable (13.6% and 13.2% at September 30, 1996 and 1995, respectively).

     Interest expense totaled $5.1 million and $6.5 million for the nine months ended September 30, 1996 and 1995, respectively. This decrease is primarily attributable to the reduction in the average outstanding balance of interest-bearing debt. The average outstanding balance of interest-bearing debt decreased from $101.2 million for the nine months ended September 30, 1995 to $78.0 million for the nine months ended September 30, 1996. The weighted average interest rate for the Company's financing arrangements collateralized by contracts receivable was 8.6% and 8.0% for the nine months ended September 30, 1996 and 1995, respectively.

     General and Administrative
     --------------------------

     General and administrative expenses increased from $8.5 million during the nine months ended September 30, 1995 to $10.7 million during the nine months ended September 30, 1996. This increase primarily attributable to additional expenses incurred resulting from the increased VOI sales volumes as
previously  discussed  and   additional  accruals   recorded
related to the Company s employee incentive plans. As a percentage of total revenues, general and administrative expenses remained relatively constant between periods (8.3% for the nine months ended September 30, 1996 versus 8.1% for the nine months ended September 30, 1995).

     Provision for Loan Losses
     -------------------------

     Provision for loan losses, as a percentage of net lot and VOI revenues, decreased from 7.1% for the nine months ended September 30, 1995 to 4.5% for the nine months ended September 30, 1996. This decrease primarily reflects management's continuing evaluation of the allowance for contracts receivable based upon historical cancellation experience and its estimate of future loan losses. The
Company anticipates this reduction to continue during the remainder of 1996.

     Other
     -----

     Other revenues for the nine months ended September 30, 1996 and 1995 include home sales totaling $6.8 million and $4.4 million, respectively. Other expenses for the nine
months ended  September 30,  1996 and  1995   include  homes
costs of sales, including selling expenses, totaling $6.3 million and $4.0 million, respectively. Other revenues for the nine months ended September 30, 1996 and 1995 also include $0.1 million and $1.3 million, respectively, related to the Company's 35% partnership interest in Harbour Ridge, Ltd., a limited partnership engaged in the development of a tract of land near Stuart, Florida.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 1995

     Revenue and expense trends for the three months ended September 30, 1996 were generally consistent with those of the related nine month period as described above with (i) an increase in gross and net VOI sales, (ii) decreases in the provision for loan losses and VOI cost of sales, and (iii) a decrease in interest expense.

     Other revenues and expenses for the three months ended September 30, 1996 include home sales totaling $2.3 million and related costs of sales, including selling expenses, totaling $2.1 million. For the three months ended September 30, 1995, home sales and related costs of sales, including selling expenses, totaled $2.0 million and $1.7 million, respectively.

PROVISION FOR INCOME TAXES

     During the nine months ended September 30, 1996 and 1995, benefits realized from the utilization of pre-confirmation tax attributes totaling $10.0 million and $3.5 million, respectively, were recorded as reductions of the Company's valuation allowance for deferred tax assets and as additions to paid-in capital. During the nine months ended September 30, 1996, the Company also recognized certain tax benefits related to the stock warrant plan in the amount of $0.6 million. Such benefits were recorded as a reduction of income taxes payable and an increase in paid-in capital.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents of the Company increased $0.4 million from December 31, 1995 to September 30, 1996. During the nine months ended September 30, 1996, the Company generated $26.5 million in cash and cash equivalents from operating activities which was offset by the use of cash and cash equivalents in (i) investing activities totaling $14.2 million which relate primarily to loan originations exceeding principal collections and (ii) financing activities totaling $11.9 million which relate primarily to repayments of financing arrangements exceeding the proceeds from financing arrangements.

     At September 30, 1996, Fairfield had no borrowings outstanding under its Amended and Restated Revolving Credit Agreement (the "FCI Agreement") with The First National Bank of Boston ("FNBB"). The FCI Agreement provides for revolving loans of up to $25.0 million, including up to $7.0 million for letters of credit. The revolving loans mature on January 1, 1998, if not extended in accordance with the terms of the FCI Agreement. At September 30, 1996, Fairfield had borrowing availability under the FCI Agreement of $24.2 million, net of outstanding letters of credit totaling $0.8 million.

     At September 30, 1996, FAC had borrowings outstanding of $24.7 million under its Third Amended and Restated Revolving Credit Agreement (the "FAC Agreement") with FNBB. The FAC Agreement provides for revolving loans of up to $35 million, including up to $1.0 million for letters of credit. The revolving loans mature on January 1, 1998, if not extended in accordance with the terms of the FAC Agreement, with Fairfield being a guarantor pursuant to the FAC Agreement. At September 30, 1996, FAC had borrowing availability of $1.0 million under the FAC Agreement.

     In October 1996, Fairfield Capital Corporation ("FCC"), a wholly owned subsidiary of FAC, amended its credit agreement (the "FCC Agreement") to provide for additional borrowings of up to $80 million for the purchase of contracts receivable from FAC pursuant to the Amended and Restated Receivables Purchase Agreement, among Fairfield as originator, FAC as seller and FCC as purchaser. The initial purchase of contracts receivable and the respective funding under the FCC Agreement resulted in borrowings totaling
$24.1 million, of which $22.9 million was used to reduce borrowings under FAC's revolving credit agreement and $1.2 million was used primarily to pay transaction fees. Borrowings under the FCC Agreement mature principally within 84 months and bear interest at varying rates, based on commercial paper rates, subject to an interest rate cap of 9.2%. The FCC Agreement provides for two additional fundings of up to a total of $55 million during the next twelve months.

     Generally, the Company uses funds obtained through its revolving credit agreements for operating cash and the short-term financing of its contracts receivable. In its efforts to maintain liquidity and to lower the costs of borrowed funds, the Company securitizes its contracts receivable including the most recent funding under the FCC Agreement as discussed above. The Company expects to finance its short and long-term cash needs from (i) contract payments generated from its contracts receivable portfolio,
(ii) operating cash flows, (iii) borrowings under its credit facilities, and (iv) future financings, including additional securitizations of contracts receivable.

     In September 1996, the Board of Directors authorized management to pursue, during the fourth quarter of 1996, a public offering of up to 1.1 million shares of Common Stock. The net proceeds of any such offering would be used to satisfy certain existing obligations of the Company including (i) the FCI Notes (see Note 6 of Notes to Consolidated Financial Statements) and (ii) certain other indebtedness totaling $9.0 million at September 30, 1996, including accrued interest, which bears interest at an annual rate of 10% and matures on March 1, 2000. Monthly payments of principal and interest under this indebtedness commence on April 1, 1997.

FINANCIAL CONDITION

     Total consolidated assets of the Company increased $19.4 million from December 31, 1995 to September 30, 1996. The increase in assets is primarily attributable to (i) a $7.2 million increase in net loans receivable, (ii) a $6.2 million increase in other assets, which includes a $3.1 million increase in net deferred tax assets and (iii) a $3.8 million increase in net property and equipment related primarily to the construction in progress of the Company's new corporate office building. Total consolidated liabilities of the Company decreased $3.6 million in 1996 due primarily to a net reduction in the Company's financing arrangements of $13.5 million, which was partially offset by an increase in (i) other liabilities of $5.1 million related primarily to accruals for various employee incentive plans and (ii) net liabilities of assets held for sale of $4.8 million (see Note 6 of Notes to Consolidated Financial Statements).

     Other   variations   in   the  Company's   assets   and
liabilities  generally  reflect  the  revenue   and  expense
activities the Company experienced during the nine months ended September 30, 1996.

PART II - OTHER INFORMATION
-------   -----------------

Item 1 - Legal Proceedings

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


                     FAIRFIELD COMMUNITIES, INC.




Date:    October 24, 1996         /s/ Robert W. Howeth
       ----------------------     ------------------------------------------
                                   Robert W. Howeth, Senior Vice President
                                          and Chief Financial Officer



Date:    October 24, 1996         /s/  William G. Sell
       ----------------------     ------------------------------------------
                                  William G. Sell, Vice President/Controller
                                        (Chief Accounting Officer)

                    FAIRFIELD COMMUNITIES, INC.
                         EXHIBIT INDEX
                         -------------
Exhibit
Number
-------

 4.1 Supplemented and Restated Indenture between the Registrant, Fairfield River Ridge, Inc., Fairfield St. Croix, Inc. and IBJ Schroder Bank & Trust Company, as Trustee, and Houlihan Lokey Howard & Zukin, as Ombudsman, related to the Senior Subordinated Secured Notes, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

 4.2 First Supplemental Indenture to the Supplemental and Restated Indenture referenced in 4.1 above, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

 4.3 Second Supplemental Indenture to the Supplemental and Restated Indenture referenced in 4.1 above, effective September 1, 1992 (previously filed with the Registrant's Annual Report on Form 10-K dated December 31, 1992 and incorporated herein by reference)

 4.4 Third Supplemental Indenture to the Supplemental and Restated Indenture referenced in 4.1 above, effective March 18, 1993 (previously filed with the Registrant's Quarterly Report on Form 10-Q dated March 31, 1993 and incorporated herein by reference)

 4.5 Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

10.1 Amended and Restated Credit Agreement, with an effective restatement date of October 2, 1996, among the Registrant, Fairfield Capital Corporation ("FCC"), Fairfield Acceptance Corporation ("FAC"), Triple A One Funding Corporation and Capital Markets Assurance Corporation as Administrative Agent and Collateral Agent (attached)

10.2 Amended and Restated Receivables Purchase Agreement, with an effective restatement date of October 2, 1996, among the Registrant, FAC, Fairfield Myrtle Beach, Inc. and FCC (attached)

11             Computation of earnings per share (attached)

27             Financial Data Schedule (attached)