Form 10-K
period 1996-12-31
FAIRFIELD COMMUNITIES INC
filed 1997-03-14
CIK 276189

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-K
(Mark One)
   [X]       ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For  the fiscal year ended December 31, 1996

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
   (State of incorporation)         (I.R.S. Employer Identification No.)
          11001 Executive Center Drive, Little Rock, Arkansas 72211 (Formerly 2800 Cantrell Road, Little Rock, Arkansas 72202)
         (Address of principal executive offices, including Zip Code)

       Registrant's telephone number, including area code: (501) 228-2700

         Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
       Title of each class                           on which registered
       -------------------                           -------------------
      Common Stock, $.01 par value                         New York
      Preferred Stock Purchase Rights                      New York
       with respect to Common Stock,
       $.01 par value

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

      APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
          PROCEEDINGS DURING THE PRECEDING FIVE YEARS

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
   Securities Exchange  Act of  1934 subsequent  to the  distribution of
   securities under a plan confirmed by a court.  Yes   X     No
                                                      -----       ----
   The number of shares of the registrant's Common Stock outstanding as of January 31, 1997 totaled 11,052,903 and the aggregate market value of the registrant's Common Stock held by non-affiliates totaled approximately $299.3 million at January 31, 1997.

   Documents Incorporated by Reference: Parts I, II and III of this Form 10-K incorporate certain information by reference from the registrant's Annual Report to Stockholders for the year ended December 31, 1996 and the Proxy Statement to be issued in connection with its 1997 Annual Meeting of Stockholders.


                         INDEX TO
                 ANNUAL REPORT ON FORM 10-K
                                                             Page
                                                             ----
                          PART I
                          ------
Items 1. and 2.  Business and Properties.....................  3

Item 3.  Legal Proceedings...................................  4

Item 4. Submission of Matters to a Vote of Security Holders..  4

                           PART II
                           -------
Item 5.    Market for Registrant's Common Stock and
           Related Stockholder Matters.......................  5

Item 6.    Selected Financial Data...........................  5

Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............  5

Item 8.    Financial Statements and Supplementary Data.......  5

Item 9.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure..........  5

                          PART III
                          --------
Item 10. Directors and Executive Officers of the Registrant..  5

Item 11. Executive Compensation..............................  6

Item 12.   Security Ownership of Certain Beneficial
             Owners and Management...........................  6

Item 13.   Certain Relationships and Related Transactions....  6

                           PART IV
                           -------
Item 14.   Exhibits, Financial Statement Schedules and
             Reports on Form 8-K.............................  6

                            PART I
                           -------

Items 1. and 2.   BUSINESS AND PROPERTIES
--------------    -----------------------
     General
     -------
     Fairfield Communities, Inc. ("Fairfield" and together with its subsidiaries, the "Company") is the largest vacation ownership company in the United States in terms of property owners and vacation units constructed. The Company's 15 resorts are located in 11 states; five resorts are in destination areas with popular vacation attractions ("Destination Resorts") and 10 regional resorts are in scenic locations ("Regional Resorts").

     The Company's primary business is selling vacation ownership interests ("VOIs"), commonly known as timeshares, primarily through its innovative points-based vacation system, Fairshare Plus. The Company also offers financing for VOI purchasers through its wholly owned subsidiary, Fairfield Acceptance Corporation ("FAC"), which results in the creation of high quality, medium-term contracts receivable with attractive yields. FAC holds these contracts in its portfolio and, in the recent past, has begun to securitize its contracts receivable in an effort to lower the costs of borrowed funds and maintain borrowing availability under its credit facilities.

     Since 1980, the Company has sold more than $1.1 billion of VOIs. The Company's net revenue from sales of VOIs has increased from $33.5 million in 1993 to $114.6 million in 1996. Interest income from the Company's financing activities totaled $20.0 million in 1996 and at December 31, 1996, the Company had a portfolio of approximately 45,700 contracts receivable amounting to $154.9 million with outstanding borrowings of $54.3 million secured by the contracts receivable. At December 31, 1996, these contracts receivable had a weighted average maturity of approximately five years. For the year ended December 31, 1996, the contracts receivable had a weighted average interest rate of 13.6%, as compared to a weighted average cost of associated debt of 8.6%.

     In  1992, the  Company  successfully reorganized  under
Chapter 11 of the Bankruptcy Code. Before the Company's reorganization, it focused its VOI business on the development of Regional Resorts, which required construction and development of large-scale amenities such as golf courses and other recreational facilities to attract vacationers to those resorts. Since the reorganization, the Company has focused on its core business of marketing and financing vacation ownership products and has sold over $121 million of non-core assets, the proceeds of which have been used to reduce indebtedness and reinvest in VOI operations. Fairfield has also changed the focus of its vacation ownership business from developing Regional Resorts to constructing units in Destination Resorts, thereby eliminating the need for developing large-scale amenities to attract vacationers, lowering development expense, reducing development risk and increasing its access to a steady source of potential customers.

     Additional information required by Items 1. and 2. is incorporated herein by reference to PLACES - Fairfield s
                                       ------    -----------
Property  Portfolio  included  in  the  Registrant's  Annual
-------------------
Report to Stockholders for the year ended December 31, 1996.

     Fairfield was incorporated in Delaware in 1969. The Company's principal executive office is located at 11001 Executive Center Drive, Little Rock, Arkansas 72211, and its telephone number is (501) 228-2700. At December 31, 1996, the Company had approximately 1,200 full-time employees.

     Development/Regulation
     ----------------------

     In certain of its developments, the Company engages in master planning of land, home and commercial construction and management of resort and conference facilities. Many state and local authorities have imposed restrictions and additional regulations on developers of VOIs and lots. Although these restrictions have generally increased the cost of selling VOIs and lots, the Company has not experienced material difficulties in complying with such regulations or operating within such restrictions. The Company provides certain purchasers with a "property report" designed to comply with the disclosure requirements of federal and state laws which contains, among other things, detailed information about the particular community, the development and the purchaser's rights and obligations as a VOI or lot owner.

Item 3.   LEGAL PROCEEDINGS
------    -----------------
               The information required by Item 3 is incorporated herein by reference to Note 14 -
                                                 -----------
          Contingencies of "Notes to  Consolidated Financial
          -------------
          Statements" included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1996.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

               No matters were submitted to a vote of stockholders during the fourth quarter of 1996.

Executive Officers of the Registrant
------------------------------------

     The following is a listing of the executive officers of the Company, none of whom has a family relationship with directors or other executive officers:

               John W. McConnell, age 55, has been with Fairfield since 1986, serving as President and Chief Executive Officer since 1991; President and Chief Operating Officer from 1990 to 1991 and Senior Vice President and Chief Financial Officer prior thereto.

               Marcel J. Dumeny, age 46, has been with Fairfield since 1987, serving as Senior Vice
          President and General Counsel since 1989 and Senior Vice President/Law and Development prior thereto.

               Clay G. Gring, Sr., age 65, has been with Fairfield since 1991, serving as Senior Vice President/Chief Operating Officer since January 1996 and Senior Vice President/Leisure Products Group prior thereto. Mr. Gring was self-employed from 1984 to 1991, specializing in the development and management of real estate properties, including resort communities and hospitality related properties.

               Franz   Hanning,  age   43,  has   been  with
          Fairfield since 1982, serving as Senior Vice President, Corporate Sales since January 23, 1997; Regional Vice President from 1991 to January
          23, 1997 and Vice President/Sales - Fairfield Williamsburg from 1990 to 1991.

               Robert W. Howeth, age 49, has been with Fairfield since 1975, serving as Senior Vice President and Chief Financial Officer since April 1996; Senior Vice President, Chief Financial Officer and Treasurer from 1994 to April 1996; Senior Vice President and Treasurer from 1993 to 1994 and Senior Vice President/Planning and Administration from 1990 to 1993.

               Mark Nuzzo, age 45, has been with Fairfield since 1983, serving as Vice President of Property
          Management since 1995 and as Vice President of Resort Operations from 1991 to 1995.

               William G. Sell, age 43, has been with Fairfield since 1981, serving as Vice President,
          Controller  and  Chief  Accounting  Officer  since
          1988.

                           PART II
                           -------

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
------    ------------------------------------------------
          STOCKHOLDER MATTERS
          -------------------
               Information required by Item 5 is incorporated herein by reference to Common Stock
                                                ------------
          Prices included in the Registrant's  Annual Report
          ------
          to Stockholders for the year ended December 31, 1996.

Item 6.   SELECTED FINANCIAL DATA
------    -----------------------

               Information required by Item 6 is incorporated herein by reference to Selected
                                                    --------
          Financial   and   Other  Data   included   in  the
          -----------------------------
          Registrant's Annual Report to Stockholders for the year ended December 31, 1996.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------    -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------
               Information required by Item 7 is incorporated herein by reference to Management's
                                                ------------
          Discussion and Analysis of Financial Condition and
          --------------------------------------------------
          Results of Operations included in the Registrant's
          ---------------------
          Annual  Report to Stockholders  for the year ended
          December 31, 1996.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------    -------------------------------------------

               Financial  statements and  supplementary data
          required  by Item  8 are  set forth below  in Item
          14(a), Index to Financial Statements.
                 -----------------------------

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------    -------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------
               None

                          PART III
                          --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

     (a)  Identification of Directors
          ---------------------------
               This item is incorporated herein by reference
          to  Registrant's  Proxy  Statement  for  its  1997
          Annual Meeting of Stockholders.

     (b)  Identification of Executive Officers
          ------------------------------------

               In accordance with Regulation S-K Item 401(b), Instruction 3, the information required by
          Item 10(b) concerning the Company's executive officers is furnished in a separate item captioned Executive Officers of the Registrant in Part I
          --------------------------------------
          above.

     (c)  Compliance with Section 16(a) of the Exchange Act
          -------------------------------------------------

               This item is incorporated by reference to Registrant's Proxy Statement for its 1997 Annual
          Meeting of Stockholders.

Item 11.  EXECUTIVE COMPENSATION
-------   ----------------------
               This item is incorporated by reference to Registrant's Proxy Statement for its 1997 Annual
          Meeting of Stockholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
-------   -----------------------------------------------
          AND MANAGEMENT
          --------------

               This item is incorporated by reference to Registrant's Proxy Statement for its 1997 Annual
          Meeting of Stockholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ---------------------------------------------
               This item is incorporated by reference to Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders.

                           PART IV
                          --------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
-------   -------------------------------------------
          REPORTS ON FORM 8-K
          -------------------

     (a)(1)     Index to Financial Statements:
                -----------------------------
               The    following    consolidated    financial
          statements and Report of Ernst & Young LLP, Independent Auditors, included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 are incorporated herein by reference:

               Consolidated  Balance  Sheets -  December 31,
               1996 and 1995

               Consolidated Statements of  Earnings -  Years
               Ended December 31, 1996, 1995 and 1994

               Consolidated   Statements   of  Stockholders'
               Equity - Years Ended  December  31, 1996,
               1995 and 1994

               Consolidated Statements of Cash Flows - Years
               Ended December 31, 1996, 1995 and 1994

               Notes to Consolidated Financial  Statements -
               December 31, 1996

         (2)          The   following    financial   statement
               schedule  should be read  in conjunction with
               the    consolidated    financial   statements
               included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1996:

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

     (b)  Reports on Form 8-K Filed in the Fourth Quarter
          ----------------------------------------------
               None

     (c)  Exhibits
          --------
               The Exhibit Index attached to this report is hereby incorporated by reference.

     (d)  Financial Statement Schedules
          -----------------------------
               Following  is the  schedule as  referenced in
          the Index to Financial Statements included in Item
              -----------------------------
          14(a)(2) above.

                                                                SCHEDULE II

                 Fairfield Communities, Inc. and Subsidiaries
                      Valuation and Qualifying Accounts
                                (In thousands)


                                            Additions
                                      ----------------------
                           Balance at   Charged   Charged to        Balance at
                            Beginning   to Costs    Other              End of
     Description            of Period and Expenses Accounts Deductions Period
--------------------------  --------- ------------ -------- ---------- ------
Year Ended December 31, 1996
Deducted from asset accounts:
  Allowance for loan losses  $14,200    $5,390    $  -     $ (5,340)(a) $14,250
                             =======    ======    =======  ========     =======
  Valuation allowance for
    deferred tax assets      $20,415    $  -      $  -     $(20,415)(b) $   -
                             =======    ======    =======  ========     =======
Year Ended December 31, 1995
Deducted from asset accounts:
  Allowance for loan losses  $11,322    $6,505    $  -     $ (3,627)(c) $14,200
                             =======    ======    =======  ========     =======
  Valuation allowance for
   deferred tax assets       $26,131    $  -      $ 547(d) $ (6,263)(e) $20,415
                             =======    ======    =======  ========     =======
Year Ended December 31, 1994
Deducted from asset accounts:
  Allowance for loan losses  $10,992    $4,430    $  -     $ (4,100)(c) $11,322
                             =======    ======    =======  ========     =======
  Valuation allowance for
   deferred tax assets       $33,649    $  -      $  -     $ (7,518)(e) $26,131
                             =======    ======    =======  ========     ========

   (a) Includes uncollectible loans receivable written-off, net of recoveries, and $1,200 credited to "Other income".

   (b) Includes $19,108 utilization of pre-confirmation income tax attributes credited to paid-in capital. Other deductions represent the refinement of prior year estimates of certain deferred tax assets.

   (c)   Uncollectible loans receivable written-off, net of recoveries.

   (d) Represents the refinement of prior year estimates of certain deferred tax assets.

   (e)   Utilization   of  pre-confirmation  income  tax  attributes
         credited to paid-in capital.

                            SIGNATURE PAGE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                               FAIRFIELD COMMUNITIES, INC.


Date:  March 14, 1997           By      /s/ J.W. McConnell
                                  ---------------------------------
                                    J.W. McConnell, President and
                                        Chief Executive Officer

      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on the dates indicated:


Date:  March 14, 1997           By    /s/ Les R. Baledge*
                                 --------------------------------
                                    Les R. Baledge, Director

Date:  March 14, 1997           By   /s/ Russell A. Belinsky*
                                 --------------------------------
                                  Russell A. Belinsky, Director

Date:  March 14, 1997           By  /s/ Ernest D. Bennett, III*
                                 --------------------------------
                                 Ernest D. Bennett, III, Director

Date:  March 14, 1997           By  /s/ Philip L. Herrington*
                                 --------------------------------
                                  Philip L. Herrington, Director

Date:  March 14, 1997           By  /s/ Bryan D. Langton*
                                 --------------------------------
                                   Bryan D. Langton, Director

Date:  March 14, 1997           By  /s/ Charles D. Morgan*
                                 --------------------------------
                                   Charles D. Morgan, Director

Date:  March 14, 1997           By /s/ William C. Scott*
                                 --------------------------------
                                   William C. Scott, Director

Date:  March 14, 1997           By  /s/ J. W. McConnell
                                 ---------------------------------
                                 J. W. McConnell, Director, President
                                     and Chief Executive Officer

Date:  March 14, 1997           By   /s/ Robert W. Howeth
                                 ----------------------------------
                                Robert W. Howeth, Senior Vice President
                                    and Chief Financial Officer

Date:  March 14, 1997           By  /s/ William G. Sell
                                 ----------------------------------
                                 William G. Sell, Vice President/Controller
                                         (Chief Accounting Officer)

Date:  March 14, 1997          *By  /s/ J. W. McConnell
                                 ----------------------------------
                                 J. W. McConnell, Attorney-in-Fact

                    FAIRFIELD COMMUNITIES, INC.
                        EXHIBIT INDEX
                        -------------
Exhibit
Number
------

 3(a)          Second Amended  and Restated Certificate
               of  Incorporation   of  the  Registrant,
               effective September  1, 1992 (previously
               filed  with   the  Registrant's  Current
               Report  on Form  8-K dated  September 1,
               1992   and    incorporated   herein   by
               reference)

 3(b)          Fifth Amended and Restated Bylaws of the
               Registrant,    dated    May   9,    1996
               (previously filed  with the Registrant's
               Current Report on Form 8-K dated May 22,
               1996   and    incorporated   herein   by
               reference)

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

 4.5      Certificate of  Designation, Preferences, and
          Rights  of  Series  A   Junior  Participating
          Preferred  Stock,  dated  September  1,  1992
          (previously   filed  with   the  Registrant's
          Current Report on Form 8-K dated September 1,
          1992 and incorporated herein by reference)

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

                              -10-
Exhibit
Number
------

10.4      Third  Amendment  to  Amended   and  Restated
          Revolving  Credit  Agreement,  referenced  in
          10.1   above,   dated   December   19,   1994
          (previously   filed  with   the  Registrant's
          Annual Report on Form 10-K for the year ended
          December 31, 1994 and incorporated herein by reference)

10.5      Fourth  Amendment  to  Amended  and  Restated
          Revolving  Credit  Agreement,  referenced  in
          10.1   above,   dated   November   20,   1995
          (previously   filed  with   the  Registrant's
          Annual Report on Form 10-K for the year ended
          December 31, 1995 and incorporated herein by reference)

10.6      Fifth  Amendment  to  Amended   and  Restated
          Revolving  Credit  Agreement,  referenced  in
          10.1   above,   dated   January    25,   1996
          (previously   filed  with   the  Registrant's
          Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

10.7      Sixth  Amendment  to  Amended   and  Restated
          Revolving  Credit  Agreement,  referenced  in
          10.1   above,   dated   December   12,   1996
          (attached)

10.8      Stock  Purchase  Agreement,  dated  April  5,
          1994,  between  the  Registrant and  Security
          Capital Bancorp (previously filed with the Registrant's Current Report on Form 8-K dated
          April 14, 1994 and incorporated herein by reference)

10.9      Limited Partnership Agreement, dated March 3,
          1981, between Harbour Ridge,  Inc., Fairfield
          River   Ridge,   Inc.   and   Harbour   Ridge
          Investments,   Inc.   forming   the   limited
          partnership    of    Harbour   Ridge,    Ltd.
          (previously   filed  with   the  Registrant's
          Registration Statement  on  Form S-7  No.  2-
          75301   effective   February  11,   1982  and
          incorporated herein by reference)

10.10          Sugar  Island  Associates, Ltd.  Amended
               Limited  Partnership   Agreement,  dated
               October 17, 1984 (previously  filed with
               the Registrant's current Report  on Form
               8-K   dated   October   25,   1984   and
               incorporated herein by reference)

10.11          Rights  Agreement,  dated  September  1,
               1992,  between  Registrant  and  Society
               National    Bank,   as    Rights   Agent
               (previously filed  with the Registrant's
               Current   Report   on  Form   8-K  dated
               September   1,  1992   and  incorporated
               herein by reference)

10.12          Amendment    to    Rights     Agreement,
               referenced   in   10.11   above,   dated
               September 20, 1994 (previously filed with the Registrant's Form 8-A/A dated
               November 1, 1994 and incorporated herein by reference)

10.13          Appointment  and  Acceptance  Agreement,
               dated   March   3,  1994,   between  the
               Registrant and FNBB appointing FNBB as successor Rights Agent (previously filed with the Registrant's Annual Report on Form 10-K/A for the year ended December
               31, 1993 and incorporated herein by reference)

10.14          Sixth   Amended   and   Restated   Title
               Clearing  Agreement  by  and  among  the
               Registrant, FAC, Lawyers Title Insurance
               Corporation,   FNBB,   First  Commercial
               Trust Company, N.A., and Capital Markets
               Assurance  Corporation,  dated July  31,
               1996 (attached)

                                -11-

Exhibit
Number
-----

10.15          Fourth   Amended   and  Restated   Title
               Clearing  Agreement   by  and among  the
               Registrant,  FAC,  Colorado  Land  Title
               Company,  FNBB,  First Commercial  Trust
               Company,   N.A.   and  Capital   Markets
               Assurance  Corporation,  dated July  31,
               1996 (attached)

10.16          Westwinds  Third  Amended  and  Restated
               Title  Clearing  Agreement by  and among
               the  Registrant,  Fairfield  Myrtle
               Beach,   Inc.,    FAC,   Lawyers   Title
               Insurance Corporation,  FNBB, and Resort
               Funding, Inc., dated  November 15,  1992
               (previously filed  with the Registrant's
               Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

10.17          First   Amendment  to   Westwinds  Third
               Amended  and   Restated  Title  Clearing
               Agreement, referenced in 10.16 above, by
               and  among   the  Registrant,  Fairfield
               Myrtle Beach, Inc.,  FAC, Lawyers  Title
               Insurance  Corporation, FNBB,  and First
               Commercial  Trust  Company, N.A.,  dated
               September 29, 1993 (attached)

10.18          Second  Amendment   to  Westwinds  Third
               Amended  and   Restated  Title  Clearing
               Agreement, referenced in 10.16 above, by
               and  among   the  Registrant,  Fairfield
               Myrtle Beach, Inc.,  FAC, Lawyers  Title
               Insurance Corporation,  FNBB, and  Capital Markets
               Assurance  Corporation, dated  March 28,
               1995 (attached)

10.19          Third   Amendment  to   Westwinds  Third
               Amended  and   Restated  Title  Clearing
               Agreement, referenced in 10.16 above, by
               and  among   the  Registrant,  Fairfield
               Myrtle  Beach,  Inc., FAC,  Lawyers Title
               Insurance Corporation,  FNBB and Capital
               Markets  Assurance   Corporation,  dated
               July 31, 1996 (attached)

10.20          Third  Amended  and  Restated  Revolving
               Credit Agreement between FAC and FNBB, dated September 28, 1993 (previously filed with Registrant's Current Report on Form 8-K dated October 1, 1993 and incorporated herein by reference)

10.21          First  Amendment  to  Third Amended  and
               Restated  Revolving   Credit  Agreement,
               referenced   in   10.20   above,   dated
               December 9, 1994 (previously  filed with
               the Registrant's Annual  Report on  Form
               10-K  for  the year  ended  December 31,
               1994   and    incorporated   herein   by
               reference)

10.22          Second  Amendment  to Third  Amended and
               Restated  Revolving  Credit   Agreement,
               referenced   in   10.20   above,   dated
               December 19, 1994 (previously filed with
               the Registrant's Annual  Report on  Form
               10-K  for the  year  ended December  31,
               1994   and    incorporated   herein   by
               reference)

10.23          Third  Amendment  to  Third Amended  and
               Restated  Revolving   Credit  Agreement,
               referenced herein in 10.20  above, dated
               December 12, 1996 (attached)

10.24          Pledge  and Servicing  Agreement between
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
               (previously   filed  with   Registrant's
               Current Report on Form 8-K filed October
               1,  1993  and  incorporated   herein  by
               reference)

                               -12-

Exhibit
Number
------

10.25          Third  Amended  and  Restated  Operating
               Agreement,   dated  December   9,  1994,
               between    the   Registrant    and   FAC
               (previously filed  with the Registrant's
               Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

10.26          Amended  and Restated  Credit Agreement,
               with  an  effective restatement  date of
               October 2, 1996,  among the  Registrant,
               Fairfield  Capital  Corporation ("FCC"),
               FAC,  Triple-A  One Funding  Corporation
               and     Capital    Markets     Assurance
               Corporation as  Administrative Agent and
               Collateral Agent  (previously filed with
               the  Registrant's  Quarterly  Report  on
               Form   10-Q   for   the  quarter   ended
               September  30,   1996  and  incorporated
               herein by reference)

10.27          Amended    and   Restated    Receivables
               Purchase  Agreement  with  an  effective
               restatement  date  of  October 2,  1996,
               among  the  Registrant,  FAC,  Fairfield
               Myrtle Beach, Inc.  and FCC  (previously
               filed  with  the Registrant's  Quarterly
               Report  on  Form  10-Q  for  the quarter
               ended    September    30,    1996    and
               incorporated herein by reference)

10.28          Amended  and  Restated  Nashville  Title
               Clearing Agreement by and among the Registrant, FAC, Lawyers Title Insurance
               Corporation,  FNBB, and  Capital Markets
               Assurance  Corporation,  dated July  31,
               1996 (attached)

10.29 Amended and Restated Seawatch Plantation Title Clearing Agreement by and among the Registrant, Fairfield Myrtle Beach, Inc.,
               FAC,     Lawyers     Title     Insurance
               Corporation,  FNBB, and  Capital Markets
               Assurance  Corporation,  dated July  31,
               1996 (attached)

10.30          Third Amended and Restated Supplementary
               Trust Agreement (Arizona)  by and  among
               the  Registrant,   FAC,  First  American
               Title   Insurance  Company,   FNBB,  and
               Capital Markets Assurance Corporation, dated March 28, 1995 (attached)

10.31          First  Amendment  to  Third Amended  and
               Restated  Supplementary  Trust Agreement
               (Arizona), referenced in 10.30 above, by
               and  among  the  Registrant, FAC,  First
               American Title  Insurance Company, FNBB,
               and     Capital    Markets     Assurance
               Corporation,   dated   July   31,   1996
               (attached)

              COMPENSATORY PLANS OR ARRANGEMENTS

10.32          Form  of  Warrant Agreement  between the
               Registrant   and    directors   of   the
               Registrant  (previously  filed with  the
               Registrant's  Quarterly  Report on  Form
               10-Q for the quarter ended September 30,
               1993   and    incorporated   herein   by
               reference)

10.33          Registrant's    Savings/Profit   Sharing
               Plan, effective July 1, 1994 (previously
               filed   with  the   Registrant's  Annual
               Report on  Form 10-K for the  year ended
               December   31,  1994   and  incorporated
               herein by reference)

10.34          Amendment  Number  One  to  Registrant's
               Savings/Profit Sharing Plan referenced in 10.33 above, effective January 1, 1995 (attached)

10.35          Amendment  Number  Two  to  Registrant's
               Savings/Profit  Sharing  Plan referenced
               in  10.33  above,  effective January  1,
               1996   (previously    filed   with   the
               Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

                              -13-
Exhibit
Number
------

10.36          Amendment  Number Three  to Registrant's
               Savings/Profit Sharing Plan referenced in 10.33 above, effective September 20, 1996 (attached)

10.37          Employment  Agreement,  dated  September
               20, 1991, by and between the Registrant and Mr. John W. McConnell (previously filed with Registrant's Annual Report on Form 10-K for the year ended December
               31, 1991 and incorporated herein by reference)

10.38          Employment  Contract, effective  January
               1, 1994, by and between the Registrant and Mr. Morris E. Meacham (previously filed with Registrant's Annual Report on Form 10-K/A for the year ended December
               31, 1993 and incorporated herein by reference)

10.39          Employment  Agreement,  dated  September
               20, 1991, by and between the Registrant and Mr. Marcel J. Dumeny (previously filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference)

10.40          Form of Amendment  No. One to Employment
               Agreements   between    Registrant   and
               certain officers  (previously filed with
               Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

10.41          Form   of   Warrant  Agreement   between
               Registrant  and   certain  officers  and
               executives of the Registrant (previously
               filed with Registrant's Quarterly Report
               on  Form  10-Q  for  the  quarter  ended
               September  30,   1993  and  incorporated
               herein by reference)

10.42          Registrant's First  Amended and Restated
               1992 Warrant Plan (previously filed with
               Registrant's  Quarterly  Report on  Form
               10-Q for the quarter ended September 30,
               1993   and    incorporated   herein   by
               reference)

10.43          Form   of    Indemnification   Agreement
               between   the  Registrant   and  certain
               officers and directors of the Registrant
               (previously filed  with the Registrant's
               Current   Report   on  Form   8-K  dated
               September   1,  1992   and  incorporated
               herein by reference)

10.44          Form of Severance Agreement  between the
               Registrant and certain  officers of  the
               Registrant   (previously    filed   with
               Registrant's Annual Report  on Form  10-
               K/A for the year ended December 31, 1993 and incorporated herein by reference)

10.45          Registrant's   Excess    Benefit   Plan,
               adopted  February  1,  1994  (previously
               filed with the Registrants Annual Report
               on  Form  10-K/A   for  the  year  ended
               December   31,  1993   and  incorporated
               herein by reference)

10.46 First Amendment to Excess Benefit Plan, adopted May 11, 1995 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June
               30, 1995 and incorporated herein by reference)

10.47          Registrant's  Key   Employee  Retirement
               Plan,    adopted    January   1,    1994
               (previously   filed  with   Registrant's
               Quarterly  Report on  Form 10-Q  for the
               quarter   ended   June   30,  1994   and
               incorporated herein by reference)

10.48          First   Amendment    to   Key   Employee
               Retirement  Plan,  adopted May  11, 1995
               (previously   filed   with  Registrant's
               Quarterly  Report on  Form 10-Q  for the
               quarter   ended   June   30,  1995   and
               incorporated herein by reference)

                              -14-

Exhibit
Number
------
10.49          Restricted  Stock Agreement  between the
               Registrant   and   John  W.   McConnell,
               entered  into  on   December  19,   1996
               (attached)

11        Computation of earnings per share (attached)

13        Portions  of  Registrant's  Annual Report  to
          Stockholders for the  year ended December 31,
          1996   which   are  incorporated   herein  by
          reference: POINTS; PLACES; PROPERTY PORTFOLIO;
          Common   Stock  Prices;  Selected
          Financial   and   Other  Data;   Management's
          Discussion   and    Analysis   of   Financial
          Condition and Results  of Operations;  Report
          of  Ernst & Young  LLP, Independent Auditors;
          Consolidated  Balance  Sheets;   Consolidated
          Statements    of    Earnings;    Consolidated
          Statements    of     Stockholders'    Equity;
          Consolidated  Statements  of  Cash Flows  and
          Notes  to  Consolidated Financial  Statements
          (attached)

21        Subsidiaries of the Registrant (attached)

23        Consent of  Ernst  & Young  LLP,  Independent
          Auditors (attached)

24        Powers of Attorney (attached)

27        Financial Data Schedule (attached)