Form 10-Q
period 1997-03-31
FAIRFIELD COMMUNITIES INC
filed 1997-04-28
CIK 276189

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q
   (Mark One)

     [X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934
               For the quarter ended March 31, 1997

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

        11001 Executive Center Drive, Little Rock, Arkansas 72211
      (Address of principal executive offices, including zip code) Registrant's telephone number, including area code: (501) 228-2700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes   X
                                                                -----
No
  ------

      APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS
                    DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   X      No
    -----       -----

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of April 18, 1997 totaled 11,102,355.

PART I - FINANCIAL INFORMATION
------   ---------------------
ITEM I - FINANCIAL STATEMENTS
------   --------------------

        FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS)

                                    March 31,   December 31,
                                      1997           1996
                                      ----           ----
                                   (Unaudited)      (Note)
ASSETS
 Cash and cash equivalents          $  2,894       $  7,008
 Loans receivable, net               154,530        152,069
 Real estate inventories              47,914         42,284
 Restricted cash and escrow
  accounts                             6,191          7,777
 Property and equipment, net          15,275         14,527
 Deferred tax assets, net             14,295         16,576
 Other assets                         14,216         13,558
                                    --------       --------
                                    $255,315       $253,799
                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Financing arrangements          $ 63,690       $ 58,110
    Deferred revenue                  21,437         20,332
    Accounts payable                   3,787          7,171
    Net liabilities of assets
      held for sale                      -            8,293
    Other liabilities                 27,256         25,594
                                    --------       --------
                                     116,170        119,500
                                    --------       --------

  Stockholders' equity:
    Common stock                         134            134
    Paid-in capital                   92,701         91,879
    Retained earnings                 47,345         43,580
    Unamortized value of
     restricted stock                 (1,035)        (1,294)
    Treasury stock, at cost              -              -
                                    --------       --------
                                     139,145        134,299
                                    --------       --------
                                    $255,315       $253,799
                                    ========       ========

Note: The consolidated balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.


        FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF EARNINGS
      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                         (UNAUDITED)


                                       Three Months Ended
                                            March 31,
                                       ------------------
                                       1997         1996
                                       ----         ----
REVENUES
  Vacation ownership, net            $25,193      $18,698
  Lots, net                            1,955        1,224
  Resort management                    3,706        3,104
  Interest                             5,429        4,662
  Other                                3,496        2,079
                                     -------      -------
                                      39,779       29,767
                                     -------      -------
EXPENSES
  Cost of sales:
    Vacation ownership                 6,371        4,732
    Lots                                 493          254
  Provision for loan losses            1,121        1,132
  Selling                             14,120       10,925
  Resort management                    3,218        2,662
  General and administrative           3,946        3,322
  Interest                             1,203        1,856
  Other                                3,065        1,741
                                     -------      -------
                                      33,537       26,624
                                     -------      -------
Earnings before provision
 for income taxes                      6,242        3,143
Provision for income taxes             2,477        1,250
                                     -------      -------
Net earnings                         $ 3,765      $ 1,893
                                     =======      =======

NET EARNINGS PER SHARE                  $.30         $.17
                                        ====         ====

WEIGHTED AVERAGE SHARES OUTSTANDING 12,432,753  11,147,513
                                    ==========  ==========



See notes to consolidated financial statements.



        FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (IN THOUSANDS)
                         (UNAUDITED)

                                             Three Months Ended
                                                 March 31,
                                            -------------------
                                              1997        1996
                                              ----        ----
OPERATING ACTIVITIES
  Net earnings                             $  3,765     $ 1,893
  Adjustments to reconcile net
    earnings to net cash
    provided by operating
    activities:
      Depreciation                              635         501
      Amortization                              507         191
      Provision for loan losses               1,121       1,132
      Other                                     335        (114)
      Utilization of pre-confirmation
       income tax attributes                    -         1,252
  Changes in operating assets and
   liabilities:
    Real estate inventories                  (5,635)     (2,473)
    Deferred revenue, accounts payable
     and other liabilities                     (770)      2,750
    Other                                     1,442        (381)
                                           --------     -------
  Net cash provided by operating
   activities                                 1,400       4,751
                                           --------     -------
INVESTING ACTIVITIES
  Purchases of property and
   equipment, net                            (1,347)     (1,708)
  Principal collections on loans
   receivable                                21,834      19,282
  Originations of loans receivable          (25,330)    (16,056)
  Net investment activities of net
   liabilities of assets held for sale       (8,293)        161
  Other                                        -            529
                                           --------    --------
  Net cash (used in) provided by
   investing activities                     (13,136)      2,208
                                           --------    --------

FINANCING ACTIVITIES
  Proceeds from financing arrangements       79,777      49,579
  Repayments of financing arrangements      (74,197)    (56,741)
  Issuance of Common Stock                      456          48
  Net decrease in restricted cash and
   escrow accounts                            1,586         (34)
                                           --------    --------
  Net cash provided by (used in)
   financing activities                       7,622      (7,148)
                                           --------    --------
Net decrease in cash and cash equivalents    (4,114)       (189)

Cash and cash equivalents,
 beginning of period                          7,008       2,095
                                           --------    --------
Cash and cash equivalents, end of period   $  2,894    $  1,906
                                           ========    ========

Supplemental cash flow information:
 Interest paid                               $1,792      $2,238
                                             ======      ======


See notes to consolidated financial statements.



        FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 1997
                         (UNAUDITED)


     The accompanying consolidated financial statements of Fairfield Communities, Inc. ("Fairfield") and its wholly owned subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial information is unaudited, but reflects all adjustments consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the results of operations for such interim periods. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations that may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1996.

     Certain previously reported amounts in the consolidated financial statements have been reclassified to conform to the presentation used for the current period. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 1 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
------   ----------------------------------------------
     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share, disclose both primary and diluted earnings per share and restate all prior periods. Under the new requirements, primary earnings per share will be renamed basic earnings per share and will exclude the dilutive effect of stock options. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 of $.04 and $.02 per share, respectively. The impact of Statement No. 128 on fully diluted earnings per share, which has been renamed diluted earnings per share, is not expected to be significant.

NOTE 2 - VACATION OWNERSHIP REVENUES
------   ---------------------------
     Vacation ownership  revenues are summarized  as follows
(In thousands):

                                         Three Months Ended
                                               March 31,
                                          -----------------
                                            1997      1996
                                            ----      ----
Vacation ownership revenues              $ 25,253   $18,303
Less: Deferred revenue on
      current year sales, net              (2,179)     (724)

Add:  Revenue recognized
     on prior year sales                    2,119     1,119
                                          -------   -------
                                          $25,193   $18,698
                                          =======   =======


NOTE 3 - LOANS RECEIVABLE
------   ----------------

     Loans  receivable  consisted   of  the  following   (In
thousands):
                                    March 31,   December 31,
                                      1997          1996
                                      ----          ----

Contracts                          $157,145       $154,906
Mortgages                            11,000         11,413
                                   --------       --------
                                    168,145        166,319
Less allowance for loan             (13,615)       (14,250)
losses                             --------       --------
                                   $154,530       $152,069
                                   ========       ========


NOTE 4 - REAL ESTATE INVENTORIES
------   -----------------------
     Real estate inventories are summarized as follows (In thousands):

                                     March 31, December 31,
                                       1997        1996
                                       ----        ----
Land:
  Under development                  $17,728     $16,196
  Undeveloped                          5,440       5,515
                                     -------     -------
                                      23,168      21,711
                                     -------     -------
Residential housing:
  Vacation ownership                  20,914      16,765
  Homes                                3,832       3,808
                                     -------     -------
                                      24,746      20,573
                                     -------     -------
                                     $47,914     $42,284
                                     =======     =======

NOTE 5 - FINANCING ARRANGEMENTS
------   ----------------------
     Financing arrangements are summarized as follows (In thousands):

                                    March 31, December 31,
                                      1997        1996
                                      ----        ----
Notes payable collateralized by
 contracts receivable:
  FCC Notes                          $27,186    $29,944
  FFC Notes                           19,789     24,370
Notes payable - other                  3,587      3,796
Revolving credit agreements           13,128        -
                                     -------    -------
                                     $63,690    $58,110
                                     =======    =======

     At March 31, 1997, notes payable collateralized by contracts receivable were secured by a pool of contracts receivable totaling $70.6 million.


NOTE 6 - FAIRFIELD ACCEPTANCE CORPORATION ("FAC")
------   ----------------------------------------
     Condensed consolidated financial information for FAC is summarized as follows (In thousands):

            CONDENSED CONSOLIDATED BALANCE SHEETS

                                    March 31,  December 31,
                                      1997         1996
                                      ----         ----
ASSETS
  Cash                               $   878     $   462
  Loans receivable, net               98,961      96,760
  Restricted cash                      2,412       2,622
  Due from parent                      2,294         -
  Other assets                         2,185       2,279
                                    --------    --------
                                    $106,730    $102,123
                                    ========    ========
LIABILITIES AND EQUITY
  Financing arrangements            $ 60,103    $ 54,314
  Accrued interest and other
   liabilities                           484         586
  Due to parent                          -         2,554
  Equity                              46,143      44,669
                                    --------    --------
                                    $106,730    $102,123
                                    ========    ========


       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Three Months Ended
                                              March 31,
                                         ------------------
                                        1997          1996
                                        ----          ----
Revenues                               $3,946        $3,959
Expenses                                1,521         1,729
                                       ------        ------
Earnings before provision for
 income taxes                           2,425         2,230
Provision for income taxes                951           885
                                       ------        ------
Net earnings                           $1,474        $1,345
                                       ======        ======

NOTE 7 - NET LIABILITIES OF ASSETS HELD FOR SALE
------   ---------------------------------------

     During the first quarter of 1997, the Company transferred $7.9 million in cash (the "Prepayment") and the respective assets collateralizing the 10% Senior Subordinated Secured Notes (the "FCI Notes"), with an appraised market value of $7.2 million, in settlement of the FCI Notes. The Company was advised that certain holders of the FCI Notes and/or the indenture trustee contested the Company's method of satisfying this obligation, by either
(a) disputing the Company's right to transfer the collateral, seeking instead a cash payment of $7.2 million, plus interest, or (b) disputing the $7.9 million cash transfer, seeking instead the issuance of 588,235 shares of the Company's Common Stock, previously reserved for issuance if a deficiency resulted on the FCI Notes at maturity.

     On April 18, 1997, Fairfield filed an adversary proceeding in the Bankruptcy Court for the Eastern District of Arkansas, Western Division (the "Bankruptcy Court"), against IBJ Schroder Bank & Trust Company, as the trustee under the indenture for the FCI Notes, seeking a declaratory judgement that Fairfield's Prepayment of the FCI Notes was proper and that the FCI Notes have been fully satisfied.

NOTE 8 - SUPPLEMENTAL INFORMATION
------   ------------------------

     Other revenues for the three months ended March 31, 1997 and 1996 include home sales totaling $2.5 million and $1.2 million, respectively. Other expenses for the three months ended March 31, 1997 and 1996 include costs of home sales, including selling expenses, totaling $2.3 million and $1.2 million, respectively.

     Included in other assets at March 31, 1997 and December 31, 1996 are (i) $3.1 million and $2.9 million, respectively, related to the assets of the Company's life insurance subsidiary and (ii) unamortized capitalized financing costs totaling $2.3 million. Included in other liabilities at March 31, 1997 and December 31, 1996 are (i) $1.3 million and $1.5 million, respectively, related to the liabilities of the Company's life insurance subsidiary and
(ii) accruals totaling $8.0 million and $8.9 million, respectively, related to the Company's employee benefits.

NOTE 9 - CONTINGENCIES
------   -------------

     In July 1993 and September 1993, two lawsuits (the "Recreation Fee Litigation") were filed by 29 individuals and a company against Fairfield in the District Court of Archuleta County, Colorado. The Recreation Fee Litigation, which seeks certification as class actions, alleges that Fairfield and its predecessors in interest wrongfully imposed an annual recreation fee on owners of lots, condominiums, townhouses, VOIs and single family residences in Fairfield's Pagosa, Colorado development. The amount of the recreation fee, which was adopted in August 1983, is $180 per lot, condominium, townhouse and single family residence subject to the fee and $360 per unit for VOIs. The Recreation Fee Litigation in general seeks (a) a declaratory judgment that the recreation fee is invalid; (b) the refund, with interest, of the recreation fees which were allegedly improperly collected by Fairfield; (c) damages arising from Fairfield's allegedly improper attempts to collect the recreation fee (i) in an amount of not less than $1,000 per lot in one case and (ii) in an unstated amount in the other case; (d) punitive damages; and (e) recovery of costs and expenses, including attorneys' fees. The court has not yet ruled on whether or not the Recreation Fee Litigation will be allowed to proceed as class actions. Because of the nature of the litigation and uncertainty concerning the time period covered by the suits' allegations, Fairfield is unable to determine with any certainty the dollar amount sought by plaintiffs, but believes it to be material.

     In November 1993, Fairfield filed an adversary proceeding in the Bankruptcy Court, alleging that the Recreation Fee Litigation violates the discharge granted to Fairfield in its Chapter 11 bankruptcy reorganization and the injunction issued by the Bankruptcy Court against prosecution of any claims discharged in the bankruptcy proceedings. By orders and opinions dated September 29, 1994, the Bankruptcy Court decided motions filed by the plaintiffs in the Recreation Fee Litigation, in response to Fairfield's adversary proceeding. The Bankruptcy Court retained jurisdiction over one of the lawsuits (the Storm lawsuit) and determined that any purchaser of a lot from Fairfield and its predecessors prior to August 14, 1992 would be limited to a pre-confirmation cause of action. The Bankruptcy Court determined that it did not have jurisdiction over the second lawsuit (the Daleske lawsuit), involving eight individuals and one company, due to prior proceedings in the case in Colorado federal district court, which ruled that the plaintiffs in this lawsuit had post-confirmation causes of action, although all nine plaintiffs are believed to have purchased their lots prior to August 14, 1992. Fairfield has appealed the Bankruptcy Court's decision in the Daleske lawsuit, and the plaintiffs in the Storm lawsuit have appealed the Bankruptcy Court's decision in that case, to the District Court. The Colorado State Court stayed further proceedings in the Recreation Fee Litigation pending the outcome of the appeals to the District Court. Two additional related lawsuits have also been filed in the Archuleta County District Court, raising similar issues and demands as the Storm and Daleske cases. The Fiedler case, filed in October 1994, was filed individually, while the second of these new cases, the Lobdell case, was filed in November 1994, as a purported class action. In February 1995, Fairfield filed an adversary proceeding in the Bankruptcy Court against the Fiedler and the Lobdell plaintiffs, seeking relief similar to that requested in the Storm and Daleske adversary
proceeding.     The  Colorado  District   Court  has  stayed
proceedings in the Lobdell case. The Colorado District Court entered summary judgment against Fairfield in the Fiedler case, holding that the individual lot in question is not subject to the recreation fee, based upon facts unique to the Fiedler case. Fairfield has appealed the summary judgment decision in the Fiedler case. The Bankruptcy Court has determined, by decision dated September 18, 1995, that it does not have jurisdiction in the Fiedler case, but also determined that it does have jurisdiction in the Lobdell case, based upon similar reasoning to the Storm case. Both the Fiedler and the Lobdell cases were appealed to the District Court. By order dated March 27, 1997, the District Court ruled in the Daleske, Storm and Lobdell appeals, finding in favor of the plaintiffs that the recreation fees arising after August 14, 1992 are post-confirmation claims and that the plaintiffs may pursue actions seeking to enjoin Fairfield from continuing to collect such fees. Fairfield has filed a notice of appeal from the District Court's decision with the United States Court of Appeals for the Eighth Circuit and certain of the plaintiffs have filed motions in the Colorado State Court requesting that the stays in those actions be lifted in view of the District Court's decision.

     Fairfield intends to defend vigorously the Recreation Fee Litigation, and the two related cases, including any attempt to certify a class in any of these cases. Fairfield has previously implemented recreation fee charges at certain other of its resort sites which are not subject to the pending action.

     On April 18, 1997, Fairfield filed an adversary proceeding in the Bankruptcy Court against IBJ Schroder Bank & Trust Company, seeking a declaratory judgement that Fairfield's Prepayment of the FCI Notes was proper and that the FCI Notes have been fully satisfied (see Note 7 of " Notes to Consolidated Financial Statements").

     The Company is involved in various other lawsuits and litigation matters on an ongoing basis as a result of its day-to-day operations. However, the Company does not believe that any of these other or any threatened lawsuits and litigation matters will have a materially adverse effect on the Company's financial position or results of operations.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------
RESULTS OF OPERATIONS

     Vacation Ownership
     ------------------
     Gross sales of vacation ownership interests ("VOIs") increased 38% to $25.3 million for the three months ended March 31, 1997 as compared to $18.3 million for the three
months  ended  March  31, 1996.    Gross  VOI  sales at  the
Company's  "destination  resorts" ,  which  include  Branson,
Cypress  Palms  (Orlando),   Myrtle  Beach,  Nashville   and
Williamsburg, continue to be the  largest dollar contributor
to total  VOI sales.   Gross VOI sales for  the three months
ended March 31, 1997 increased 39% at the Company's five destination resorts, 41% at the Company's ten regional resorts and 27% at the Company's three off-site sales offices.

     Net VOI revenues increased to $25.2 million for the three months ended March 31, 1997 from $18.7 million for the three months ended March 31, 1996. The increase in net VOI revenues is attributable to the same factors as noted above, which was slightly offset by net deferral of revenue of $60,000 during the three months ended March 31, 1997 related to the percentage of completion method of accounting, as compared to the recognition of net deferred revenue of $0.4 million during the three months ended March 31, 1996. Under the percentage of completion method of accounting, the portion of revenues attributable to costs incurred, as compared to total estimated construction costs and selling expenses, is recognized in the period of sale. The
remaining   revenue  is  deferred   and  recognized  as  the
remaining costs are incurred.

     Cost of sales, as a percentage of related revenues was 25.3% for the each of three months ended March 31, 1997 and 1996. During the three months ended March 31, 1997 and 1996, the Company benefitted from the sale of $2.2 million and $2.0 million, respectively, of residual fixed week inventory at its regional resorts, which has a lower cost basis as compared to the cost basis at the Company's destination resorts. Sales of this limited fixed week inventory are not expected to occur to this extent in every quarter, but will occur from time to time.

      Selling
      -------

     Selling expenses, including commissions, for both VOI and lot sales, as a percentage of related net revenues, were 51.8% and 54.5%, for the three months ended March 31, 1997 and 1996, respectively. The Company continues to benefit from sales efficiencies experienced at its destination resorts including its two newer destination resorts located in Orlando, Florida and Nashville, Tennessee. Management continues to work to improve sales efficiencies at its newer locations and future efficiencies are expected as these projects mature and expand their base of property owners.

     Interest
     --------
     Interest income increased to $5.4 million for the three months ended March 31, 1997 as compared to $4.7 million for the three months ended March 31, 1996. This increase is attributable to (i) an increase in the average balance of outstanding contracts receivable ($153.3 million for the three months ended March 31, 1997 versus $135.5 million for the three months ended March 31, 1996) and (ii) an increase in the weighted average stated interest rate on the Company's contracts receivable (13.6% for the three months ended March 31, 1997 versus 13.4% for the three months ended March 31, 1996). Interest income is expected to increase in tandem with the net increase in contracts receivable.

     Interest expense totaled $1.2 million and $1.9 million for the three months ended March 31, 1997 and 1996, respectively. This decrease is primarily attributable to the reduction in the average outstanding balance of interest-bearing debt ($81.9 million for the three months ended March 31, 1996 as compared to $58.3 million for the three months ended March 31, 1997). The weighted average interest rate for the Company's financing arrangements collateralized by contracts receivable, including certain fees and expenses, was 8.7% and 8.4% for the three months ended March 31, 1997 and 1996, respectively. Interest expense is expected to increase in tandem with the net increase in interest bearing debt.

     General and Administrative
     --------------------------

     Increases in general and administrative expenses during the three months ended March 31, 1997 resulted primarily from the additional expenses incurred related to the increased VOI sales volumes as previously discussed, and increased expenses related to the Company's employee incentive compensation/benefit plans. As of a percentage of total revenues, general and administrative expenses decreased from 11.2% for the three months ended March 31, 1996 to 9.9% for the three months ended March 31, 1997.

     Other
     -----
     Other revenues for the three months ended March 31, 1997 and 1996 include home sales totaling $2.5 million and $1.2 million, respectively. Other expenses for the three months ended March 31, 1997 and 1996 include costs of home sales, including selling expenses, totaling $2.3 million and $1.2 million, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents of the Company decreased $4.1 million from December 31, 1996 to March 31, 1997. During the three months ended March 31, 1997, the Company used $13.1 million in investing activities which was offset by
$9.0   million  generated   from  operating   and  financing
activities. For the three months ended March 31, 1997, loan originations exceeded principal reductions by $3.5 million. In the first quarter of 1997, the Company prepaid $7.9 million of outstanding indebtedness under the FCI Notes (see
Note 7 of " Notes to Consolidated Financial Statements" ) and
exercised  its   option,  for   $3.4  million,  to   acquire
additional land located near Orlando, Florida.

     At  March  31,   1997,  Fairfield  Capital  Corporation
("FCC" ), a wholly-owned subsidiary of FAC, had borrowings outstanding of $27.2 million under the Amended Credit Agreement (the "FCC Agreement" ) which provides for the
purchases  of  contracts  receivable  from  FAC.    The  FCC
Agreement provides for two additional fundings of up to a total of $55.0 million prior to October 1997.

     At March 31, 1997, Fairfield had no borrowings outstanding under its Amended and Restated Revolving Credit Agreement (the "FCI Agreement"). The FCI Agreement provides for revolving loans of up to $25.0 million, including up to $7.0 million for letters of credit. The revolving loans mature on January 1, 1999, if not extended in accordance with the terms of the FCI Agreement. At March 31, 1997, Fairfield had borrowing availability under the FCI Agreement of $23.5 million, net of outstanding letters of credit totaling $1.5 million.

     At March 31, 1997, FAC had borrowings outstanding of $13.1 million under its Third Amended and Restated Revolving Credit Agreement (the "FAC Agreement"). The FAC Agreement provides for revolving loans of up to $35.0 million, including up to $1.0 million for letters of credit. The revolving loans mature on January 1, 1999, if not extended in accordance with the terms of the FAC Agreement, with Fairfield being a guarantor pursuant to the FAC Agreement. At March 31, 1997, FAC had borrowing availability of $13.6 million under the FAC Agreement.

     The Company expects to finance its short- and long-term cash needs, including the acquisition of additional destination locations and off-site sales offices, from (i) contract payments generated from its contracts receivable portfolio, (ii) operating cash flows, (iii) borrowings under its credit facilities as described above, and (iv) future financings, including additional securitizations of contracts receivable.

FORWARD-LOOKING INFORMATION
---------------------------

     This Management's Discussion and Analysis of Financial Condition and Results of Operations, other filings by the Company with the Securities and Exchange Commission and other oral and written statements by the Company and its management may include certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar
forecasts  and statements  of  expectation.   Words such  as
"expects,"   "anticipates,"  "intends,"  "plans," "believes,"
"seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify
these    forward-looking   statements.       Forward-looking
statements made by the Company  and its management are based
on   estimates,  projections,  beliefs  and  assumptions  of
management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

    Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions;
interest rate trends; cost of capital and capital requirements; availability of real estate properties; competition from national hospitality companies; shifts in customer demands; changes in operating expenses, including employee wages, benefits and training; governmental and public policy changes and the continued availability of financing in the amounts and at the terms necessary to support the Company's future business.


PART II - OTHER INFORMATION
-------   -----------------

Item 1 - Legal Proceedings

          Incorporated by reference.   (See Note 9 of "Notes
          to Consolidated Financial Statements.")

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


                               FAIRFIELD COMMUNITIES, INC.




Date:    April 28, 1997        /S/ Robert W. Howeth
      ---------------------   ------------------------------------------------
                                Robert W. Howeth, Senior Vice President and
                                        Chief Financial Officer



Date:    April 28, 1997        /s/ William G. Sell
      ---------------------    -----------------------------------------------
                                William G. Sell, Vice President and Controller (Chief Accounting Officer)



                 FAIRFIELD COMMUNITIES, INC.
                        EXHIBIT INDEX
                        ------------
Exhibit
Number
-------


 3(a) Second Amended and Restated Certificate of Incorporation of the Registrant, effective
          September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

 3(b) Fifth Amended and Restated Bylaws of the Registrant, dated May 9, 1996 (previously filed with the Registrant's Current Report on Form 8-K dated May 22, 1996 and incorporated herein by reference)


 4.1 Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

10.1 First Amendment to Amended and Restated Credit Agreement among the Registrant, Fairfield Capital Corporation, Fairfield Acceptance Corporation, Triple-A One Funding Corporation and Capital Markets Assurance Corporation as Administrative Agent and Collateral Agent (attached)

11        Computation of earnings per share (attached)


27        Financial Data Schedule (attached)