Form 10-Q
period 1997-06-30
FAIRFIELD COMMUNITIES INC
filed 1997-08-13
CIK 276189

UNITED STATES
	                    SECURITIES AND EXCHANGE COMMISSION
                         	Washington, D.C.  20549

                                	FORM 10-Q
   (Mark One)

       [X]	   Quarterly Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

		                  For the quarter ended June 30, 1997

       [ ]    Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934


                For the transition period from _________ to _______

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

    	Registrant's telephone number, including area code: (501)  228-2700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X      No
                                                    ------      -----
 APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.   Yes   X      No
                                 -----       -----
The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of July 31, 1997 totaled 16,970,448.

                             TABLE OF CONTENTS

                                                                        Page
                                                                         No.
                                                                        ----
PART 1. - FINANCIAL INFORMATION

     	Item 1.		Financial Statements

               Consolidated Balance Sheets as of June 30, 1997
                and December 31, 1997                                    3

               Consolidated Statements of Earnings for the Three
                and Six Months Ended June 30, 1997 and 1996              4

               Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 1997 and 1996                  5

               Notes to Consolidated Financial Statements               6-9

      Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                              10-12

PART II. - OTHER INFORMATION

      Item 1.  Legal Proceedings                                        13

      Item 4.  Submission of Matters to a Vote of Security Holders      13

      Item 6.  Exhibits and Reports on Form 8-K                         13

SIGNATURES                                                              14

PART I - FINANCIAL INFORMATION
------   ---------------------
ITEM I - FINANCIAL STATEMENTS
------   --------------------

                FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                      	CONSOLIDATED BALANCE SHEETS
                           	(IN THOUSANDS)

                                        June 30,            December 31,
                                          1997                   1996
                                          ----                   ----
                                      (Unaudited)
ASSETS
  Cash and cash equivalents             $  3,090               $  7,008
  Loans receivable, net                  170,161                152,069
  Real estate inventories                 47,113                 42,284
  Restricted cash and escrow accounts      6,292                  7,777
  Property and equipment, net             15,465                 14,527
  Deferred tax assets, net                 9,555                 16,576
  Other assets                            13,327                 13,558
                                        --------               --------
                                        $265,003               $253,799
                                        ========               ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Financing arrangements              $ 61,124               $ 58,110
    Deferred revenue                      20,702                 20,332
    Accounts payable                       5,177                  7,171
    Net liabilities of assets
     held for sale                           -                    8,293
    Other liabilities                     30,541                 25,594
                                        --------               --------
                                         117,544                119,500
                                        --------               --------
  Stockholders' equity:
    Common stock, $.01 par value,
     25,000,000 shares authorized
     and 16,685,130 and 16,574,169
     outstanding as of June 30, 1997
     and December 31, 1996, respectively     134                    134
    Paid-in capital                       93,219                 91,879
    Retained earnings                     54,882                 43,580
    Unamortized value of restricted stock   (776)                (1,294)
    Treasury stock, at cost, 2,313,993
     shares as of June 30, 1997 and
     2,335,295 as of Decmber 31, 1996        -                      -
                                        --------               --------
                                         147,459                134,299
                                        --------               --------
                                        $265,003               $253,799
                                        ========               ========


The accompanying notes are an integral part of these financial statements.

              	FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
	                  CONSOLIDATED STATEMENTS OF EARNINGS
	            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
	                              (UNAUDITED)

                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
                              ----------------------   ----------------------
                               1997           1996       1997          1996
                               ----           ----       ----          ----
REVENUES
  Vacation ownership, net    $44,976        $32,414    $ 70,169      $51,112
  Lots, net                    2,682          3,043       4,637        4,267
  Resort management            4,369          3,852       8,075        6,956
  Interest                     5,529          4,861      10,958        9,523
  Other                        3,777          4,353       7,273        6,432
                             -------        -------    --------      -------
                              61,333         48,523     101,112       78,290
                             -------        -------    --------      -------
EXPENSES
  Cost of sales:
    Vacation ownership        11,126          8,160      17,497       12,892
    Lots                         719            688       1,212          942
  Provision for loan losses    2,029          1,599       3,150        2,731
  Selling                     22,135         17,439      36,255       28,364
  Resort management            4,087          3,164       7,305        5,826
  General and administrative   4,184          3,800       8,130        7,122
  Interest, net                1,273          1,709       2,476        3,565
  Other                        3,232          3,854       6,297        5,595
                             -------        -------    --------      -------
                              48,785         40,413      82,322       67,037
                             -------        -------    --------      -------
Earnings before provision
 for income taxes             12,548          8,110      18,790       11,253
Provision for income taxes     5,011          3,171       7,488        4,421
                             -------        -------    --------      -------
Net earnings                 $ 7,537        $ 4,939    $ 11,302      $ 6,832
                             =======        =======    ========      =======

NET EARNINGS PER SHARE          $.42           $.30        $.63         $.42
                                ====           ====        ====         ====

WEIGHTED AVERAGE SHARES
 OUTSTANDING              17,946,929     16,228,191  17,927,964   16,104,666
                          ==========     ==========  ==========   ==========

The accompanying notes are an integral part of these financial statements.

               	FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                  	CONSOLIDATED STATEMENTS OF CASH FLOWS
	                             (IN THOUSANDS)
                              	 (UNAUDITED)

                                                    Six Months Ended
                                                        June 30,
                                                  --------------------
                                                    1997        1996
                                                    ----        ----
OPERATING ACTIVITIES
 Net earnings                                    $  11,302   $   6,832
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation                                     1,329       1,011
    Amortization                                     1,025         404
    Provision for loan losses                        3,150       2,731
    Other                                              424        (120)
    Utilization of pre-confirmation
     income tax attributes                             -         3,500
 Changes in operating assets and liabilities:
    Real estate inventories                         (4,834)     (2,455)
    Deferred tax assets                              7,021         -
    Deferred revenue, accounts payable
     and other liabilities                           3,196       3,895
    Other                                             (202)     (1,393)
                                                 ---------   ---------
       Net cash provided by operating activities    22,411      14,405
                                                 ---------   ---------
INVESTING ACTIVITIES
 Purchases of property and equipment, net           (2,220)     (3,305)
  Principal collections on loans receivable         46,959      40,240
  Originations of loans receivable                 (68,148)    (44,189)
  Net investment activities of net liabilities of
   assets held for sale                             (8,293)        281
  Other                                                -           706
                                                 ---------   ---------
       Net cash used in investing activities       (31,702)     (6,267)
                                                 ---------   ---------
FINANCING ACTIVITIES
  Proceeds from financing arrangements             160,889     118,329
  Repayments of financing arrangements            (157,875)   (125,755)
  Issuances of stock under employee stock plans        874          48
  Net decrease in restricted cash
   and escrow accounts                               1,485          36
                                                 ---------   ---------
       Net cash provided by (used in)
        financing activities                         5,373      (7,342)
                                                 ---------   ---------
Net (decrease) increase in cash
 and cash equivalents                               (3,918)        796
Cash and cash equivalents, beginning of period       7,008       2,095
                                                 ---------   ---------
Cash and cash equivalents, end of period         $   3,090   $   2,891
                                                 =========   =========

Supplemental cash flow information:
 Interest paid, net of amounts capitalized       $   2,580   $   3,969
                                                 =========   =========

The accompanying notes are an integral part of these financial statements.

                  	FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
	                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                	JUNE 30, 1997
                                 	(UNAUDITED)

NOTE 1 - BACKGROUND
------   ----------
   The accompanying consolidated financial statements of Fairfield Communities, Inc. ("Fairfield") and its wholly owned subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the rules and instructions of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial information is unaudited, but reflects all adjustments consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the results of operations for such interim periods. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1996.

   	Certain previously reported amounts in the consolidated financial statements have been reclassified to conform to the presentation used for the current period.  All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 - PROPOSED MERGER
------   ---------------

   	On August 10, 1997, the Company announced the signing of a merger agreement to acquire Vacation Break U.S.A., Inc. ("VBUSA"), for approximately $190 million of the Company's common stock.  VBUSA develops, markets and operates vacation ownership interests in Florida and a hotel interest in the Bahamas.  Under the terms of the agreement, the Company has agreed to issue approximately 5.8 million shares of common stock in exchange for all of the outstanding stock of
VBUSA, based upon an exchange rate of 0.6075 shares of Company common stock in exchange for each share of VBUSA common stock. For accounting purposes, the merger is expected to be accounted for as a pooling-of-interests.  The proposed merger is subject to the approval of the stockholders of both companies, regulatory approval and other customary conditions.

NOTE 3 - COMMON STOCK SPLIT
------   ------------------

   	On June 5, 1997, Fairfield's Board of Directors authorized a three-for-two common stock split in the form of a stock dividend effective July 15, 1997 to shareholders of record on July 1, 1997. All references to numbers of shares, per share amounts and average shares outstanding in the consolidated financial statements have been restated.

NOTE 4 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
------   ----------------------------------------------

   	In February 1997, the Financial Accounting Standards Board issued Statement
No. 128, Earnings per Share, which is required to be adopted on December 31,
1997.  At that time, the Company will be required to change the method currently used to compute earnings per share, disclose both primary and diluted earnings per share and restate all prior periods.  Under the new requirements, primary earnings per share will be renamed basic earnings per share and will exclude the dilutive effect of stock options. The impact is expected to result in an increase in primary earnings per share for the three months ended June 30, 1997 and 1996 of $.03 and for the six months ended June 30, 1997 and 1996 of $.05 and $.04, respectively.  The impact of Statement No. 128 on fully diluted earnings per share, which has been renamed diluted earnings per share, is not expected to be significant.

NOTE 5 - VACATION OWNERSHIP REVENUES
------   ---------------------------

  	Vacation ownership revenues are summarized as follows (In thousands):

                                  Three Months Ended     Six Months Ended
                                       June 30,               June 30,
                                 --------------------- --------------------
                                  1997          1996     1997        1996
                                  ----          ----     ----        ----
Vacation ownership revenues     $44,081       $32,127  $69,334     $50,430
Less:  Deferred revenue on
        current year sales, net    (767)         (994)  (2,946)     (1,718)
Add:   Revenue recognized on
        prior year sales          1,662         1,281    3,781       2,400
                                -------       -------  -------     -------
                                $44,976       $32,414  $70,169     $51,112
                                =======       =======  =======     =======

NOTE 6 - LOANS RECEIVABLE
------   ----------------

     	Loans receivable consisted of the following (In thousands):

                                            June 30,        December 31,
                                              1997               1996
                                              ----               ----
Contracts                                   $174,171           $154,906
Mortgages                                     10,254             11,413
                                            --------           --------
                                             184,425            166,319
Less allowance for loan losses               (14,264)           (14,250)
                                            --------           --------
                                            $170,161           $152,069
                                            ========           ========

NOTE 7 - REAL ESTATE INVENTORIES
------   -----------------------

   	Real estate inventories are summarized as follows (In thousands):

                                             June 30,         December 31,
                                               1997               1996
                                               ----               ----
Land:
  Under development                          $16,719            $16,196
  Undeveloped                                  5,813              5,515
                                             -------            -------
                                              22,532             21,711
                                             -------            -------
Residential housing:
  Vacation ownership                          20,466             16,765
  Homes                                        4,115              3,808
                                             -------            -------
                                              24,581             20,573
                                             -------            -------
                                             $47,113            $42,284
                                             =======            =======


NOTE 8 - FINANCING ARRANGEMENTS
------   ----------------------

    	Financing arrangements are summarized as follows (In thousands):

                                             June 30,         December 31,
                                               1997                1996
                                               ----                ----
Notes payable collateralized by
 contracts receivable:
  FCC Notes                                  $24,714             $29,944
  FFC Notes                                   16,204              24,370
Notes payable - other                          3,005               3,796
Revolving credit agreements                   17,201                 -
                                             -------             -------
                                             $61,124             $58,110
                                             =======             =======

    At June 30, 1997, notes payable collateralized by contracts receivable were secured by a pool of contracts receivable totaling $62.8 million.

NOTE 9 - NET LIABILITIES OF ASSETS HELD FOR SALE
------   ---------------------------------------

  During the first quarter of 1997, the Company transferred $7.9 million in cash
and the  assets   collateralizing   the   10%   Senior  Subordinated Secured
Notes (the "FCI Notes"), with an appraised market value of $7.2 million, (the "Real Estate Collateral"), in settlement of the FCI Notes. The indenture trustee, at the direction of the majority noteholders, has filed suit, pending in the United States District Court for the Southern District of New York, contesting the Company's method of satisfying this obligation and claiming a default under the indenture securing the FCI Notes. This action alternatively
(a) disputes the Company's right to transfer the Real Estate Collateral in satisfaction of the FCI Notes, seeking instead a cash payment of $7.2 million, plus penalty interest and the fees and expenses of the action, or (b) disputes the $7.9 million cash transfer, seeking instead the issuance of 882,352 shares of the Company's Common Stock (on a post-split basis, the "Contested Shares"), previously reserved for issuance if a deficiency resulted on the FCI Notes at maturity. Under the indenture for the FCI Notes, the noteholders are entitled to retain, as a premium, up to $2 million from the proceeds of the collateral transferred in satisfaction of the FCI Notes (including, if applicable, shares of the Company's Common Stock) in excess of the amount of principal and accrued interest due at maturity. The Company has been advised that the noteholders have approved the sale of the Real Estate Collateral for $4.4 million. The Company intends to vigorously defend this action and believes that it has substantive defenses. The Contested Shares are not included in the number of shares outstanding for earnings per share or other purposes.


NOTE 10 - SUPPLEMENTAL INFORMATION
-------   ------------------------

	  Other revenues for the six months ended June 30, 1997 and 1996 include home sales totaling $5.3 million and $4.5 million, respectively.  Other expenses for the six months ended June 30, 1997 and 1996 include costs of home sales, including selling expenses, totaling $4.6 million and $4.1 million, respectively.

   Included in other assets at June 30, 1997 and December 31, 1996 are (i) $3.1 million and $2.9 million, respectively, related to the assets of the Company's life insurance subsidiary and (ii) unamortized capitalized financing costs totaling $2.0 million and $2.3 million, respectively. Included in other liabilities at June 30, 1997 and December 31, 1996 are (i) accruals totaling $9.8 million and $8.9 million, respectively, related to the Company's employee benefits, (ii) deposits associated with sales contracts totaling $3.3 million and $2.9 million, respectively, and (iii) $1.1 million and $1.5 million, respectively, related to the liabilities of the Company's life insurance subsidiary.

    Interest capitalized totaled $0.4 million and $0.2 million for the six months ended June 30, 1997 and 1996, respectively.

NOTE 11 - CONTINGENCIES
-------   -------------

  	The Company is party to litigation concerning the FCI Notes (see
Note 9). Additionally, the Company is involved in various other or threatened lawsuits and contingencies on an ongoing basis as a result of its day-to-day operations. However, the Company does not believe that any of these other or threatened lawsuits or contingencies will have a materially adverse effect on the Company's financial position or results of operations.



ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------  ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

RESULTS OF OPERATIONS

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

     Vacation Ownership
     ------------------

    	Gross sales of vacation ownership interests ("VOIs") increased 37.5% to $69.3 million for the six months ended June 30, 1997 as compared to $50.4 million for the six months ended June 30, 1996. Gross VOI sales at the Company's destination resorts, which include Branson, Missouri; Orlando, Florida; Myrtle Beach, South Carolina; Nashville, Tennessee and Williamsburg, Virginia continue to be the largest dollar contributor to total VOI sales. Gross VOI sales for the six months ended June 30, 1997 increased 35.1% at the Company's five destination resorts, 47.2% at the Company's ten regional resorts and 35.0% at the Company's four offsite sales offices.

     Selling expenses, including commissions, for both VOI and lot sales, as a percentage of related net revenues, were 48.3% and 50.9%, for the six months ended June 30, 1997 and 1996, respectively. The Company continues to benefit from sales efficiencies experienced at its destination resorts, including its destination resorts located in Orlando, Florida and Nashville, Tennessee. Management continues to work to improve sales efficiencies at its newer locations and future efficiencies are expected as these projects mature and expand their base of property owners.

    Interest
    --------
   	Interest income increased to $11.0 million for the six months ended June 30,
1997 as compared to $9.5 million for the six months ended June 30, 1996.  This increase is primarily attributable to an increase in the average balance of outstanding contracts receivable ($158.8 million for the six months ended
June 30, 1997 versus $137.0 million for the six months ended June 30, 1996).
Interest income is expected to increase in tandem with the net increase in contracts receivable.

    Interest expense, net of amounts capitalized, totaled $2.5 million and $3.6 million for the six months ended June 30, 1997 and 1996, respectively. This decrease is primarily attributable to the reduction in the average outstanding balance of interest-bearing debt ($59.3 million for the six months ended June 30, 1997 as compared to $80.2 million for the six months ended June 30, 1996). The weighted average interest rate for the Company's financing arrangements collateralized by contracts receivable, including certain fees and expenses, was 8.8% and 8.5% for the six months ended June 30, 1997 and 1996, respectively. Financing arrangements are expected to increase as sales volumes increase and the Company finances the timing differences between incurring the costs to develop and market its real estate products and receiving the proceeds from the sale of such products.

   	General and Administrative
    --------------------------
   	Increases in general and administrative expenses during the six months ended
June 30, 1997 resulted primarily from the additional expenses incurred related to the increased VOI sales volumes as previously discussed.  However, as  a percentage of total revenues, general and administrative expenses decreased from 9.1% for the six months ended June 30, 1996 to 8.0% for the six months ended June 30, 1997.

    Other
    -----
   	Other revenues for the six months ended June 30, 1997 and 1996 include home sales totaling $5.3 million and $4.5 million, respectively.  Other expenses for the six months ended June 30, 1997 and

1996 include costs of home sales, including selling expenses, totaling $4.6 million and $4.1 million, respectively.

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

   	Revenue and expense trends for the three months ended June 30, 1997 were generally consistent with those of the related six month period as described above with (i) an increase in gross and net VOI sales, (ii) an increase in interest income, (iii) a decrease in selling expenses as a percentage of related revenues, and (iv) a decrease in interest expense.

    Other revenues and expenses for the three months ended June 30, 1997 include home sales totaling $2.7 million and related costs of sales, including selling expenses, totaling $2.4 million. For the three months ended June 30, 1996, home sales and related costs of sales, including selling expenses, totaled
$3.2 million and $3.0 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1996, the Company's cash and cash equivalents totaled $3.1 million, a decrease of $3.9 million from December 31, 1996 to June 30, 1997. This decrease was related to $31.7 million used in investing activities, which was partially offset by $22.4 million provided from operating activities and $5.4 million provided by financing activities.

   Cash provided by operating activities totaled $22.4 million and $14.4 million for the six months ended June 30, 1997 and 1996, respectively. During the six months ended June 30, 1997, net deferred tax assets decreased by $7.0 million resulting from the deferred tax provision recorded for the six months ended
June 30, 1997. In March 1997, the Company exercised its option, for $3.4 million, to acquire additional land located near Orlando, Florida.

   Cash used in investing activities totaled $31.7 million and $6.3 million for the six months ended June 30, 1997 and 1996, respectively. During the six months ended June 30, 1997, the Company repaid $7.9 million of outstanding indebtedness under the FCI Notes (see Note 9 of "Notes to Consolidated Financial Statements"). Due to increased VOI sales volumes, originations of loans receivable exceeded principal collections by $21.2 million for the six months ended June 30, 1997 as compared to $3.9 million for the six months ended June 30, 1996.

   Cash provided by financing activities totaled $5.4 million for the six months ended June 30, 1997 as compared to the usage of cash of $7.3 million for the six months ended June 30, 1996. During the six months ended June 30, 1997, proceeds from financing arrangements exceeded repayments by $3.0 million as compared to repayments of financing arrangements exceeding proceeds therefrom of $7.4 million during the six months ended June 30, 1996. As previously discussed, the Company borrowed $7.9 million under its revolving credit agreements in the first quarter 1997, to repay, in part, the outstanding indebtedness under the FCI Notes. The Company's revolving credit agreements had been temporarily paid down as a result of the utilization of the proceeds from the Company's common stock offering in November 1996. Increases in financing arrangements are expected to continue as sales volumes increase and the Company finances the timing differences between incurring the costs to develop and market its real estate products and receiving the proceeds from the sale of such products.

   	At June 30, 1997, Fairfield Capital Corporation ("FCC"), a wholly-owned subsidiary of FAC, had borrowings outstanding of $24.7 million under its Amended Credit Agreement (the "FCC Agreement"), which provides for the purchases of contracts receivable from FAC. The FCC Agreement provides for two additional fundings of up to a total of $55.0 million prior to October 1997.

   	At June 30, 1997, FAC had borrowings outstanding of $17.2 million under its
Third Amended and Restated Revolving Credit Agreement (the "FAC Agreement").
The FAC Agreement provides for revolving loans of up to $35.0 million, including up to $1.0 million for letters of credit.  The revolving loans mature on January 1, 1999, if not extended in accordance with the terms of the
FAC Agreement, with Fairfield being a guarantor pursuant to the FAC Agreement.
At June 30, 1997, FAC had borrowing availability of $10.5 million under the
FAC Agreement.

   	At June 30, 1997, Fairfield had no borrowings outstanding under its Amended and Restated Revolving Credit Agreement (the "FCI Agreement").  The FCI
Agreement provides for revolving loans of up to $25.0 million, including up to
$7.0 million for letters of credit. The revolving loans mature on January 1,
1999, if not extended in accordance with the terms of the FCI Agreement.  At
June 30, 1997, Fairfield had borrowing availability under the FCI Agreement of
$23.6 million, net of outstanding letters of credit totaling $1.4 million.

   	The Company is currently evaluating the acquisition and/or development of certain resort properties. In addition, the Company is currently evaluating several timeshare asset and management company acquisitions to integrate into or to expand the operations of the Company. The Company expects to finance its short- and long-term cash needs, including the potential acquisitions noted above, from (i) contract payments generated from its contracts receivable portfolio, (ii) operating cash flows, (iii) borrowings under its credit facilities, and (iv) future financings, including additional securitizations of contracts receivable.

FORWARD-LOOKING INFORMATION
---------------------------

   This Quarterly Report includes certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statments made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

   Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions; interest rate trends; cost of capital and capital requirements; availability of real estate properties; competition from national hospitality companies; shifts in customer demands; changes in operating expenses, including employee wages, benefits and training; economic cycles; the continued availability of financing in the amounts and at the terms necessary to support the Company's future business and the success achieved or problems encountered in integrating the operations of VBUSA into the Company.

PART II - OTHER INFORMATION
-------   -----------------
Item 1 - Legal Proceedings

          		Incorporated by reference.  (See Note 11 of "Notes to Consolidated
            Financial Statements.")

Item 4 - Submission of Matters to a Vote of Security Holders

          		The 1997 Annual Meeting of Stockholders of the Registrant was
            held on May 22, 1997. The following items of business was
            presented to the stockholders:

              			Election of Directors
                 ---------------------
                 The seven directors were elected as proposed in the Proxy Statement dated April 17, 1997 under the caption titled "Election of Directors".

                                      Total Vote For    Total Vote Withheld
                                      Each Director     From Each Director
                                      --------------    -------------------
                 Les R. Baledge          9,136,209             163,489
                 Ernest D. Bennett, III  9,134,158             165,540
                 Philip L. Herrington    8,887,012             412,686
                 Bryan D. Langton        8,534,809             764,889
                 John W. McConnell       8,868,458             431,240
                 Charles D. Morgan       9,143,404             156,294
                 William C. Scott        9,147,425             152,273

               		Approval of the 1997 Stock Option Plan
                 --------------------------------------
                	The 1997 Stock Option Plan as proposed in the Proxy Statement dated April 17, 1997 under the caption titled "Approval of the 1997 Stock Option Plan" was approved (For - 7,727,008;
                 Against - 1,542,428; Abstain - 30,262).

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


                                   FAIRFIELD COMMUNITIES, INC.




Date:   August 13, 1997     	   		/s/ Robert W. Howeth
     ----------------------       ---------------------------------------------
        				                    		Robert W. Howeth, Senior Vice President and
                                              Chief Financial Officer



Date:   August 13, 1997       		  /s/ William G. Sell
     ----------------------       --------------------------------------------
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

