Form 10-K/A
period 1996-12-31
FAIRFIELD COMMUNITIES INC
filed 1997-10-27
CIK 276189

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                        FORM 10K/A (No. 1)

         AMENDMENT NO. 1 TO ANNUAL REPORT FILED PURSUANT TO
    SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1996

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

 Securities registered pursuant to Section 12(b) of the Act:

                                   Name of each exchange
 Title of each class                on which registered
 -------------------                -------------------
 Common Stock, $.01 par value            New York
 Preferred Stock Purchase Rights         New York
  with respect to Common Stock,
  $.01 par value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                    ---   ---

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

Indicate by check mark whether the registrant has filed all
documents  and reports required to be filed by Section  12,
13  or  15(d)  of  the  Securities  Exchange  Act  of  1934
subsequent to the distribution of securities under  a  plan
confirmed by a court.  Yes  X  No
                          ----   ----

The number of shares of the registrant's Common Stock outstanding as of January 31, 1997 totaled 11,052,903 and the aggregate market value of the registrant's Common Stock held by non-affiliates totaled approximately $299.3 million at January 31, 1997.

Documents Incorporated by Reference:  Parts I, II  and  III
of  this  Form  10-K  incorporate  certain  information  by
reference   from   the  registrant's   Annual   Report   to
Stockholders for the year ended December 31, 1996  and  the
Proxy  Statement to be issued in connection with  its  1997
Annual Meeting of Stockholders.


                   FAIRFIELD COMMUNITIES, INC.
               Securities and Exchange Commission
                        Form 10-K, Part I



Items 1. and 2.     BUSINESS AND PROPERTIES
---------------     ------------------------
Items 1 and 2 are hereby amended by deleting the fifth paragraph thereof and inserting the following paragraphs.

PLACES - FAIRFIELD'S PROPERTY PORTFOLIO
Fairfield's  objective  is to be the  leading  provider  of
innovative,  high-quality  vacation  experiences   in   the
timeshare  industry to the broadest spectrum of  households
throughout  the  United  States.  To  capitalize   on   its
innovative  FairShare Plus vacation system and to  achieve
its   objective,  Fairfield  has  placed  an  emphasis   on
acquiring  and developing resort properties in  destination
locations.  These  resorts are in  areas  with  well  known
attractions and large tourist populations. The advantage of
focusing  on sites in destination locations is the  reduced
need   for  developing  large-scale  amenities  to  attract
vacationers,   yielding  lower  developmental   risks   and
expenses for Fairfield. Furthermore, large populations of prospective customers continually pass through these areas, marking them as prime areas for Fairfield to operate on-site sales offices which showcase the Company's property portfolio and contribute significantly to increased sales.

Fairfield has opened five resorts in the destination cities
of   Branson,  Missouri;  Myrtle  Beach,  South   Carolina;
Nashville,  Tennessee; Orlando, Florida; and  Williamsburg,
Virginia.  Eleven of Fairfield's properties, including  all
five  destination location resorts, have been  awarded  the
Gold  Crown  Resort  Designation,  the  highest  level   of
distinction,  from  RCI,  the  leading  industry   exchange
company.   Furthermore,  at  year  end,   Fairfield   owned
undeveloped property at its destination resorts on which the present master plans for those resorts provide for approximately 778 additional units, which if sold at current prices would represent approximately $523 million in future sales.

NEWER DEVELOPMENTS

FAIRFIELD MYRTLE BEACH
Fairfield's second Myrtle Beach resort, SeaWatch Plantation
is a 10-acre oceanfront property, with 640 units consisting
of  a  mixture of condominiums and hotel units. The initial
phase includes 97 units as well as a pool, lagoon and beach
walk.  The  first building of the resort was  completed  in
August 1996, and the entire first phase should be completed
in  1999.  The Myrtle Beach area was rated the second  most
popular  drive  destination in the  United  States  by  the
Automobile  Association  of  America  Travel  Service,  and
averages  more than 14 million visitors per year. Fairfield
Westwinds,   Fairfield's   original   Myrtle   Beach   area
development, was built in 1989.


FAIRFIELD NASHVILLE
Fairfield  Nashville is located on 19 acres  in  the  music
center  of  Nashville,  TN,  adjacent  to  Opryland.   When
completed,  the resort will offer approximately 254  units.
At year end, Fairfield Nashville had 15 units completed and
31   units   under  construction.  Amenities  at  Fairfield
Nashville  include  indoor and outdoor  swimming  pools,  a
health  club,  clubhouse, fully equipped picnic  areas  and
playgrounds.  As  an  estimated  10  million  people  visit
Nashville   annually,  the  location  of  this  resort   is
consistent with Fairfield's strategy to expand its vacation ownership network in popular destination locations.

FAIRFIELD ORLANDO AT CYPRESS PALMS
Fairfield  Orlando  at Cypress Palms is  located  in  close
proximity to this city's world famous attractions  such  as
Walt  Disney  World   Resort, Epcot  Center,  MGM  Studios,
Universal Studios and Sea World. When completed, the resort
will  include  244  units  and a pool  and  whirlpool  spa.
Currently, Fairfield Orlando has 58 units completed and  12
units under construction. Orlando and the surrounding areas also offer other major amusement parks, exhibits and attractions drawing visitors throughout the year, many of whom are repeat visitors.

OTHER RESORTS
Fairfield's  expansive array of resorts  reaches  coast-to-
coast, and offers a variety of vacation experiences to meet
the different lifestyles and vacation needs of its customer
base.  Fairfield's resort sites vary in size  from  several
acres  to  over 18,000 acres. The locations offer many  on-
site  amenities  ranging  from swimming  pools  and  tennis
courts   at  most  sites  to  championship  golf   courses,
equestrian facilities and ski slopes at some of the larger resorts. Adults value the abundance of fine shopping and dining surrounding Fairfield's resorts, and children enjoy
Fairfield's numerous playgrounds, recreation centers and miniature golf courses.

Fairfield's  resort properties are rated among the  highest
quality    vacation   resorts   worldwide.   The    Company
believes   that  the  amenities  available   to   Fairfield
customers   equal   those   of   fine   hotels   and    the
Company's one- and two-bedroom custom-built vacation villas
offer    size,    luxury     and    convenience.  Many   of
Fairfield's units offer full-size, fully equipped kitchens, fireplaces, private whirlpool spas, VCRs, washers and dryers, and more.

Fairfield Pagosa in Pagosa Springs, Colorado is a  favorite
among vacationers with a zest for active outdoor vacations.
The  resort has five lakes on the property, and is bordered
by  two-and-a-half  million acres of national  forests  and
wilderness.  For  additional outdoor adventures,  Fairfield
Sapphire Valley, in Sapphire, North Carolina, lies adjacent
to   the  Pisgah  National  Forest  and  the  Great  Smokey
Mountains   National   Park.   Opportunities   for   family
backpacking and hiking are virtually unlimited.

For horseback  riding  enthusiasts, Fairfield   Glade    in
Tennessee,     offers   on-site   riding   stables,     and
Sapphire    Stables    in    Sapphire    Valley     provide
horseback riders with peaceful excursions through the country-side. Fairfield's affiliation with JB Ranch in Ocala, Florida will provide horseback riding and ranching set among a 700-unit, country-western-theme resort.



For  winter  lovers, Fairfield's network of resorts  offers
opportunities   for  downhill  and  cross-country   skiing.
Fairfield Pagosa is located just miles from Wolf Creek  Ski
Area,  known  for  receiving the  most  snow  in  Colorado.
Visitors  of  Fairfield Flagstaff enjoy the nearby  Arizona
Snowbowl. Sapphire Valley, too, offers skiing in the winter months, and golf the rest of the year.

For   golf   enthusiasts,  Fairfield  Glade,   located   in
Tennessee, boasts one 27-hole and three 18-hole golf courses. The Neuse River provides the backdrop at Fairfield Harbour in New Bern, North Carolina, where golf is one of the resort's main attractions. Fairfield Mountains in Lake Lure, North Carolina offers golfing at the Bald Mountain and Apple Valley golf courses which are open year-round and are set against the majestic Blue Ridge Mountains. Fairfield Bay, just 90 miles north of Little Rock, Arkansas, offers golf at Mountain Ranch Golf Course, home to Arkansas state PGA tournaments and other prestigious competitions. Almost
all  of  the  Company's   resort   locations offer golfing,
many without even leaving the resort's grounds.

For  family attractions, the Company believes that  nothing
beats  Fairfield's destination resorts in Branson, Missouri
and  Williamsburg, Virginia. Branson is hailed as America's
Country  Music  Show Capital. The area  draws  the  biggest
names in country and bluegrass music year-round to over  30
indoor   theaters   all  on  a  10-mile  stretch.   Outdoor
activities  in Branson include boating, fishing,  swimming,
waterskiing,   sailing,  scuba  diving   and   parasailing.
Fairfield Williamsburg is located just three miles from the
Colonial   Williamsburg  Historic  Area,  10   miles   from
Jamestown,  the first English-speaking settlement,  and  15
miles  from Yorktown, where the last battle of the American
Revolution was fought. Furthermore, just three miles from the resort are the more contemporary sights and thrills of Busch Gardens' amusement park.

Relaxation is an important aspect of a vacation, especially
after  participating in all of the activities available  to
Fairfield  members. The Company believes  that  Fairfield's
property  portfolio  offers some  of  the  finest  "getaway
vacation" resorts in the nation. Fairfield Ocean Ridge,  in
Edisto  Island, South Carolina, is situated on a beach area
on the east coast.    Fairfield  Plantation, in Villa Rica,
Georgia, features three lakes, three outdoor swimming pools and its own private beach, not to mention lighted tennis courts at the tennis center and a convenient location just
45  miles west of Atlanta, Georgia.

Each  resort in Fairfield's property portfolio is  intended
to  have  its own personality, and is strategically located
near  popular US tourist destinations or popular  "getaway"
locations  across   the   country.   Fairfield   takes   a
pro-active   approach  in  keeping  customers  happy,   and
internal surveys show that Fairfield, in recent years, has maintained customer satisfaction ratings in excess of 90%.



                            SIGNATURE



       Pursuant  to  the  requirements  of  the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                              FAIRFIELD COMMUNITIES, INC.



Date: October 27, 1997    /s/William  G.  Sell
     ------------------   -----------------------------------
                             William G. Sell, Vice President/
                             Controller (Chief Accounting Officer)