Form 10-K/A
period 1996-12-31
FAIRFIELD COMMUNITIES INC
filed 1997-10-31
CIK 276189

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                       FORM 10K/A (No. 2)

         AMENDMENT NO. 2 TO ANNUAL REPORT FILED PURSUANT TO
    SECTION  13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For  the  fiscal  year  ended December 31, 1996

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


                   FAIRFIELD COMMUNITIES, INC.
               Securities and Exchange Commission
                        Form 10-K, Part I



Items 1. and 2.     BUSINESS AND PROPERTIES
--------------      -----------------------

Items 1 and 2 are hereby amended by deleting the eleventh through seventeenth paragraphs thereof and inserting the following paragraphs.

OTHER RESORTS

Fairfield's array of resorts offers a variety of vacation
experiences  which  are intended to  meet  the  different
lifestyles  and  vacation needs  of  its  customer  base.
Fairfield's resort sites vary in size from several  acres
to  over  18,000 acres.  The locations offer many on-site
amenities  ranging from swimming pools and tennis  courts
at  most  sites  and, as indicated below,  golf  courses,
equestrian  facilities  and ski slopes  at  some  of  the
resorts.   Many  of  Fairfield's units  offer  full-size,
fully equipped kitchens, fireplaces, private whirlpool spas, VCRs, washers and dryers, and more.

Fairfield  Branson  at  the Falls,  Fairfield's  original
Branson  development has 54 units.   The  second  Branson
development,  Fairfield  Branson  at  the   Meadows,   is
partially completed with a planned 232-unit capacity when
fully  developed.   Both developments provide  convenient
access to the 10-mile stretch of Highway 76 where over 30 indoor theaters provide entertainment. The Branson/Lakes area also offers boating, fishing, swimming, waterskiing, sailing, scuba diving and parasailing on three lakes, Table Rock, Lake Taneycomo and Bull Shoals. Theme parks such as Silver Dollar City and White Water are among other attractions in the area.

Fairfield  Williamsburg is located  just  10  miles  from
Jamestown, the first English speaking settlement in North
America,  and  15  miles from Yorktown,  where  the  last
battle  of  the  American Revolution was  fought.   Three
miles from the resort is Busch Gardens amusement park.

Fairfield Bay offers 217 units in the Ozark foothills and a lighted 10-court tennis center. Mountain Ranch Golf
Course  is  the heart of the resort.  The Ozark  National
Forest is available for hiking and camping, and the Ozark
Folk Center features performances and craft shows and demonstrations year-round. Blanchard Springs Caverns is nearby, as are the trout fishing waters of the White and Little Red Rivers. Fairfield Bay is located on the
40,000-acre Greers Ferry Lake, which has over 300 miles of shoreline.

Located   in  Flagstaff,  Arizona,  Fairfield   Flagstaff
provides 125 units in four seasons of resort vacationing.
Fairfield  Flagstaff is approximately 75 miles  from  the
Grand  Canyon  and 25 miles from Sedona.  Nearby  Arizona
Snowbowl  offers  a sky-ride in the summer,  as  well  as
downhill  and  cross-country skiing in the  winter.   The
resort offers swimming, golf, tennis, horseback riding and shopping.

Fairfield Glade in Tennessee offers one 27-hole and three
18-hole  golf  courses. The resort has 358 units  and  is
surrounded by 11 lakes.  Hobby and social clubs, arts and
crafts  fairs, local shops and outlet malls  are  nearby,
along  with  the Cumberland County Playhouse.   Horseback
riding and indoor and outdoor swimming pools and tennis courts are available to vacationers. Nearby attractions include the Fall Creek Falls and Cumberland Mountain
State Parks, Great Smokey Mountains National Park, as well as Dolly Parton's Dollywood and the American Museums of Atomic Energy and Fine Arts.

Harbortown   Point   is  located   in   Ventura   Harbor,
California, between Santa Barbara and Los Angeles and has
57  units.   In addition to the public beaches and  water
activities  surrounding  the resort,  on-site  facilities
include  a  heated  swimming pool and two  glass-enclosed
whirlpools.  Channel  Island  National  Park,  the   only
aquatic national park in the continental United States, is just beyond the resorts docks. Harbortown Point's boat rentals include sailboats, fishing boats, paddle boats and boardsails.

Fairfield Harbour, located in New Bern, North Carolina is
surrounded by historical towns and attractions,  such  as
Bath,  incorporated  in 1705 as the state's  first  town.
Beaufort, founded in 1709, features restorations of  18th
and  19th  century  homes and businesses.   Nearby  Tryon
Palace  is a classical Georgian mansion that once  served
as  the North Carolina capitol.  The recreation center at
Fairfield  Harbour includes an indoor and  outdoor  pool,
whirlpool spa, exercise room with sauna, miniature  golf,
playground,  video game room and community  center.   The
city   of  New  Bern  offers  shopping  centers,   marina
facilities, restaurants and nightclubs.

Fairfield Mountains, in Lake Lure, North Carolina  offers
215  units amid the Blue Ridge Mountains, just  45  miles
east  of  Asheville, North Carolina.  Lake Lure and  Bald
Mountain Lake both offer bass fishing, as well as boating
and  private beaches.  The Bald Mountain and Apple Valley
golf courses are  open  year-round.   Guided   trips  are
available  to Chimney Rock Park for hiking and  exploring
caves and waterfalls, as well as white water rafting  and
boat  cruises.   Nearby attractions  include  Oconaluftee
Indian Village, a replica of a Cherokee Indian Village, and the Biltmore House and Gardens, built in the 19th century.

Fairfield Ocean Ridge, in Edisto Island, South Carolina is located 45 miles from Charleston, South Carolina.
Fairfield Ocean Ridge offers four tennis courts, an outdoor swimming pool, bicycle rental, miniature golf, and an 18-hole golf course. Shelling, swimming and sailing in the ocean are also attractions at Fairfield
Ocean Ridge.

Fairfield  Pagosa, in Pagosa Springs, Colorado  has  five
lakes  on  the property and is bordered by two-and-a-half
million acres of national forest and wilderness.   Nearby
is Wolf Creek Ski area. On-site, Fairfield Pagosa has 27 holes of golf, seven tennis courts, mini-golf and other family activities. The resort's recreation center features an indoor pool, spa and racquetball courts, as well as fitness equipment and aerobics classes.

Fairfield  Plantation is an entire resort community  just
45  miles  west of Atlanta, Georgia.  The resort features
80  units.   There are three lakes which provide  fishing
and water sports.  The tennis center's courts are lighted
for evening play, and there is an 18-holes golf course, a
miniature  golf course and a playground.   For  swimming,
the resort has its own private beach and three outdoor pools.

Fairfield Sapphire Valley includes 194 units.  The resort
lies  in  the  foothills of the Blue Ridge Mountains,  60
miles  south  of Asheville, North Carolina.   The  Pisgah
National Forest and Great Smokey Mountains National  Park
offer  backpacking  and  other outdoor  activities.   The
Horsepasture and the Tuckasegee Rivers are nearby and offer trout fishing and the Nantahala and Chattooga
Rivers of western North Carolina offer white water rafting. Sapphire Stables provides horseback riders with excursions through the countryside. There is also skiing in the winter months and golfing is available.


                         SIGNATURE



      Pursuant  to  the  requirements of  the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                             FAIRFIELD COMMUNITIES, INC.



Date: October 31, 1997      /s/William G. Sell
     ------------------     -------------------------------
                               William G. Sell, Vice President/
                               Controller (Chief Accounting Officer)