Form 10-K/A
period 1996-12-31
FAIRFIELD COMMUNITIES INC
filed 1997-11-05
CIK 276189

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                       FORM 10K/A (No. 3)

       AMENDMENT  NO.  3 TO  ANNUAL  REPORT FILED PURSUANT TO
     SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For  the  fiscal  year  ended December 31, 1996

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

Indicate by check mark whether the registrant has  filed
all  documents  and  reports required  to  be  filed  by
Section  12, 13 or 15(d) of the Securities Exchange  Act
of  1934  subsequent to the distribution  of  securities
under a plan confirmed by a court.  Yes X  No
                                       ---   ---

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


                   FAIRFIELD COMMUNITIES, INC.
               Securities and Exchange Commission
                        Form 10-K, Part I



Items 1. and 2.     BUSINESS AND PROPERTIES
---------------     -----------------------

Items 1 and 2 are hereby amended in their entirety as follows.

GENERAL

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

      The Company's primary business is selling vacation
ownership   interests  ("VOIs"),   commonly   known   as
timeshares,  primarily  through its  innovative  points-
based vacation system, Fairshare Plus.  The Company also
offers  financing for VOI purchasers through its  wholly
owned   subsidiary,  Fairfield  Acceptance   Corporation
("FAC"), which results in the creation of high quality, medium-term contracts receivable with attractive yields.
FAC holds these contracts in its portfolio and, in the recent past, has begun to securitize its contracts receivable in an effort to lower the costs of borrowed funds and maintain borrowing availability under its credit facilities.

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

FAIRFIELD'S PROPERTY PORTFOLIO

     Fairfield's objective is to be the leading provider
of  innovative, high-quality vacation experiences in the
timeshare   industry   to  the  broadest   spectrum   of
households  throughout the United States. To  capitalize
on  its innovative FairShare Plus vacation system and to
achieve  its objective, Fairfield has placed an emphasis
on   acquiring  and  developing  resort  properties   in
destination locations. These resorts are in  areas  with
well-known  attractions and large  tourist  populations.
The  advantage  of  focusing  on  sites  in  destination
locations is the reduced need for developing large-scale
amenities   to   attract  vacationers,  yielding   lower
developmental   risks   and  expenses   for   Fairfield.
Furthermore, large populations of prospective customers continually pass through these areas, marking them as prime areas for Fairfield to operate on-site sales offices which showcase the Company's property portfolio and contribute significantly to increased sales.

     Fairfield   has   opened  five   resorts   in   the
destination  cities of Branson, Missouri; Myrtle  Beach,
South  Carolina; Nashville, Tennessee; Orlando, Florida;
and   Williamsburg,  Virginia.  Eleven  of   Fairfield's
properties,  including  all  five  destination  location
resorts,  have  been  awarded  the  Gold  Crown   Resort
designation,  the  highest  level  of  distinction  from
Resort  Condominiums International  (RCI),  the  leading
industry  exchange company. Furthermore,  at  year  end,
Fairfield  owned undeveloped property at its destination
resorts  on  which the present master  plans  for  those
resorts provide for approximately 778 additional  units,
which   if   sold  at  current  prices  would  represent
approximately $523 million in future sales.

NEWER DEVELOPMENTS

     FAIRFIELD MYRTLE BEACH
     Fairfield's  second Myrtle Beach  resort,  SeaWatch
Plantation,  is a 10-acre oceanfront property  with  640
units consisting of a mixture of condominiums and hotel units. The initial phase includes 97 units as well as a pool, lagoon and beachwalk. The first building of the resort was completed in August 1996 and the entire first phase should be completed in 1999. The Myrtle Beach area was rated the second most popular drive destination in the United States by the Automobile Association of America Travel Service and averages more than 14 million visitors per year. Fairfield Westwinds, Fairfield's original Myrtle Beach area development, was built in 1989.

     FAIRFIELD NASHVILLE
     Fairfield Nashville is located on 19 acres  in  the
music  center  of  Nashville,  Tennessee,  adjacent   to
Opryland.   When  completed,  the  resort   will   offer
approximately   254  units.  At  year   end,   Fairfield
Nashville had 15 units completed and 31 units under construction. Amenities at Fairfield Nashville include indoor and outdoor swimming pools, a health club, clubhouse, fully equipped picnic areas and playgrounds.
As an estimated 10 million people visit Nashville annually, the location of this resort is consistent with Fairfield's strategy to expand its vacation ownership network in popular destination locations.

     FAIRFIELD ORLANDO AT CYPRESS PALMS
     Fairfield  Orlando at Cypress Palms is  located  in
close proximity to this city's world-famous  attractions
such  as  Walt Disney World (TRADEMARK)  Resort,  Epcot
Center, MGM Studios,   Universal  Studios  and Sea World.
When completed, the resort will include 244 units and a
pool and whirlpool spa. Currently, Cypress Palms has 58
units completed  and 12 units under construction. Orlando
and the surrounding areas also offer other major amusement
parks,   exhibits   and  attractions  drawing   visitors
throughout the year, many of whom are repeat visitors.

OTHER RESORTS

     Fairfield's array of other resorts offers a variety
of vacation experiences which are intended to  meet  the
different lifestyles and vacation needs of its  customer
base.   Fairfield's  resort  sites  vary  in  size  from
several acres to over 18,000 acres. The locations offer many on-site amenities ranging from swimming pools and tennis courts at most sites and, as indicated below, golf courses, equestrian facilities and ski slopes at some of the resorts. Many of Fairfield's units offer full-size, fully equipped kitchens, fireplaces, private whirlpool spas, VCRs, washers and dryers, and more.

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

     Fairfield Bay offers 217 units in the Ozark foothills
and  a  lighted 10-court tennis center.  Mountain  Ranch
Golf Course is in the heart of the  resort.   The  Ozark
National Forest is available for hiking and camping, and
the  Ozark  Folk Center features performances and  craft
shows  and demonstrations year-round.  Blanchard Springs
Caverns  is nearby, as are the trout fishing  waters  of
the  White  and  Little Red Rivers.   Fairfield  Bay  is
located on the 40,000-acre Greers Ferry Lake, which has over 300 miles of shoreline.

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

     Harbortown Point is located  in   Ventura   Harbor,
California,  between Santa Barbara and Los  Angeles  and
has  57  units.  In addition to the public  beaches  and
water   activities  surrounding  the   resort,   on-site
facilities include a heated swimming pool and two glass-
enclosed  whirlpools. Channel Island National Park,  the
only  aquatic  national park in the  continental  United
States,  is  just beyond the resorts docks.   Harbortown
Point's boat rentals include sailboats, fishing boats, paddle boats and boardsails.

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

                             FAIRFIELD COMMUNITIES, INC.



Date: November 5, 1997       /s/William  G.Sell
     -------------------    ----------------------------------------
                                William G. Sell, Vice President/
                                 Controller (Chief Accounting Officer)