Form 10-Q
period 1997-09-30
FAIRFIELD COMMUNITIES INC
filed 1997-11-10
CIK 276189

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549

                                      FORM 10-Q

       (Mark One)

          [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                       For the quarter ended September 30, 1997

          [  ] Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                  For the transition period from ________ to ________

                           Commission File Number: 1-8096

                             FAIRFIELD COMMUNITIES, INC.
               (Exact name of registrant as specified in its charter)

                Delaware                          71-0390438
          (State of Incorporation)(I.R.S. Employer Identification No.)

              11001 Executive Center Drive, Little Rock, Arkansas 72211
            (Address of principal executive offices, including zip code)

        Registrant's telephone number, including area code: (501)228-2700

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
          days.   Yes   X      No
                      ----        ----
               The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of October 17, 1997 totaled 16,979,201.

                             FAIRFIELD COMMUNITIES, INC.
                       INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                      Page
                                                                       No.
                                                                      ----
 PART 1. - FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Consolidated Balance Sheets as of
                   September 30, 1997 and December 31, 1996            3

                  Consolidated Statements of Earnings
                   for the Three and Nine Months Ended
                   September 30, 1997 and 1996                         4

                  Consolidated Statements of Cash Flows
                   for the Nine Months Ended September
                   30, 1997 and 1996                                   5

                  Notes to Consolidated Financial Statements           6

      Item 2.     Management's Discussion and Analysis of
                   Financial Condition and Results
                   of Operations                                      11


PART II. - OTHER INFORMATION

     Item 1.      Legal Proceedings                                   14

     Item 6.      Exhibits and Reports on Form 8-K                    14


SIGNATURES                                                            15


PART I - FINANCIAL INFORMATION
------   ---------------------
ITEM I - FINANCIAL STATEMENTS
------   --------------------


                       FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS)

                                      September 30,  December 31,
                                           1997          1996
                                           ----          ----
                                        (Unaudited)
ASSETS
 Cash and cash equivalents               $ 18,822      $  7,008
 Loans receivable, net                    186,583       152,069
 Real estate inventories                   50,379        42,284
 Property and equipment, net               17,491        14,527
 Restricted cash and escrow accounts        6,334         7,777
 Deferred tax assets, net                   4,188        16,576
 Other assets                              14,764        13,558
                                         --------      --------
                                         $298,561      $253,799
                                         ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
   Financing arrangements                $ 81,774      $ 58,110
   Deferred revenue                        19,855        20,332
   Accounts payable                         7,015         7,171
   Net liabilities of assets
    held for sale                             -           8,293
   Other liabilities                       33,177        25,594
                                         --------      --------
                                          141,821       119,500
                                         --------      --------

 Stockholders' equity:
  Common stock, $.01 par value,
   25,000,000 shares authorized,
   16,979,201 and 16,574,169
   outstanding as of September 30,
   1997 and December 31, 1996,
   respectively                               193           137
  Paid-in capital                          93,609        91,876
  Retained earnings                        63,456        43,580
  Unamortized value of restricted stock      (518)       (1,294)
  Treasury stock, at cost, 2,296,131
  shares as of September 30, 1997 and
  2,335,295 as of December 31, 1996           -             -
                                         --------      --------
                                          156,740       134,299
                                         --------      --------
                                         $298,561      $253,799
                                         ========      ========


The accompanying notes  are an integral  part of these  financial statements.

                    FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)

                                 Three Months Ended    Nine Months Ended
                                    September 30,        September 30,
                                -------------------   -------------------
                                  1997        1996      1997        1996
                                  ----        ----      ----        ----
REVENUES
 Vacation ownership, net        $50,524     $33,348   $120,693   $ 84,460
 Lots, net                        1,947       2,950      6,584      7,217
 Resort management                4,976       4,296     13,051     11,252
 Interest                         6,368       5,054     17,326     14,577
 Other                            4,911       3,553     12,184      9,985
                                -------     -------   --------   --------
                                 68,726      49,201    169,838    127,491
                                -------     -------   --------   --------
EXPENSES
 Cost of sales:
   Vacation ownership            12,839       8,368     30,336     21,260
   Lots                             570         742      1,782      1,684
 Provision for loan losses        2,374       1,455      5,524      4,186
 Selling                         24,560      18,437     60,815     46,801
 Resort management                3,813       3,382     11,118      9,208
 General and administrative       5,004       3,596     13,134     10,718
 Interest, net                    1,346       1,554      3,822      5,119
 Other                            3,961       3,065     10,258      8,660
                                -------     -------   --------   --------
                                 54,467      40,599    136,789    107,636
                                -------     -------   --------   --------
Earnings before provision
 for income taxes                14,259       8,602     33,049     19,855
Provision for income taxes        5,685       3,389     13,173      7,810
                                -------     -------   --------   --------
Net earnings                    $ 8,574     $ 5,213   $ 19,876   $ 12,045
                                =======     =======   ========   ========

NET EARNINGS PER SHARE             $.48        $.32      $1.11       $.74
                                   ====        ====      =====       ====

WEIGHTED AVERAGE SHARES
 OUTSTANDING                 18,008,283  16,362,441 17,954,738 16,190,590
                             ==========  ========== ========== ==========


The accompanying notes are an integral part of these financial statements.

                    FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                     (UNAUDITED)

                                                  Nine Months Ended
                                                     September 30,
                                               -------------------------
                                                  1997          1996
                                                  ----          ----
OPERATING ACTIVITIES
 Net earnings                                  $  19,876      $  12,045
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation                                   2,104          1,559
    Amortization                                   1,501            607
    Provision for loan losses                      5,524          4,186
    Other                                            425           (167)
    Utilization of pre-confirmation
     income tax attributes                           -           10,000
 Changes in operating assets and liabilities:
    Real estate inventories                       (9,101)        (1,909)
    Deferred tax assets                           12,388            -
    Deferred revenue, accounts payable and
     other liabilities                             6,823          4,997
    Other                                         (2,085)        (4,783)
                                               ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES         37,455         26,535
                                               ---------      ---------
INVESTING ACTIVITIES
  Purchases of property and equipment, net        (4,021)        (5,269)
  Principal collections on loans receivable       76,549         63,658
  Originations of loans receivable              (116,306)       (73,300)
  Net investment activities of net
   liabilities of assets held for sale            (8,293)            12
  Other                                              -              706
                                               ---------      ---------
NET CASH USED IN INVESTING ACTIVITIES            (52,071)       (14,193)
                                               ---------      ---------

FINANCING ACTIVITIES
  Proceeds from financing arrangements           298,911        186,980
  Repayments of financing arrangements          (275,247)      (200,434)
  Issuances of stock under employee
   stock plans                                     1,323            981
  Net decrease in restricted cash and
   escow accounts                                  1,443            551
                                               ---------      ---------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                       26,430        (11,922)
                                               ---------      ---------
Net increase in cash and cash equivalents         11,814            420
Cash and cash equivalents, beginning of period     7,008          2,095
                                               ---------      ---------
Cash and cash equivalents, end of period       $  18,822      $   2,515
                                               =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid, net of amounts capitalized     $   4,360      $   5,903
                                               =========      =========

The accompanying notes are an integral part of these financial statements.

          FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1997
                          (UNAUDITED)

NOTE 1 - BACKGROUND
------   ----------

     The accompanying consolidated financial statements
of  Fairfield Communities, Inc. ("Fairfield")  and  its
wholly owned subsidiaries (collectively, the "Company")
have   been   prepared  in  accordance  with  generally
accepted  accounting principles for  interim  financial
statements and with the rules and instructions  of  the
Securities  and Exchange Commission. Accordingly,  they
do  not  include all of the information  and  footnotes
required  by  generally accepted accounting  principles
for   complete  financial  statements.    The   interim
financial  information is unaudited, but  reflects  all
adjustments   consisting  only  of   normal   recurring
accruals  which  are,  in  the opinion  of  management,
necessary  for  a fair presentation of the  results  of
operations for such interim periods.  Operating results
for  the three and nine months ended September 30, 1997
are  not necessarily indicative of the results that may
be   expected   for  the  entire  year.   For   further
information,   refer  to  the  consolidated   financial
statements and footnotes thereto included in the Annual
Report on Form 10-K for the year ended December 31, 1996.

       Certain  previously  reported  amounts  in   the
consolidated    financial    statements    have    been
reclassified  to conform to the presentation  used  for
the   current  period.   All  significant  intercompany
balances and transactions have been eliminated in consolidation.

NOTE 2 - PROPOSED MERGER
------   ---------------

      On  August  8, 1997, the Company entered  into  a
definitive merger agreement with Vacation Break U.S.A.,
Inc.  ("VBUSA"), whereby the Company will acquire VBUSA
in  an  all stock transaction. VBUSA develops,  markets
and  operates vacation ownership interests  in  Florida
and  a  hotel interest in the Bahamas.  Under the terms
of   the  agreement,  the  Company  will  issue  up  to
approximately  5,826,000  shares  of  Fairfield  Common
Stock   in   exchange  for  (i)  all  the   outstanding
options/warrants  of  VBUSA  and  (ii)   all   of   the
outstanding  VBUSA Common Stock based  on  an  exchange
rate  of .6075 shares of the Company's Common Stock  in
exchange  for  each share of VBUSA Common  Stock.   For
accounting  purposes,  the merger  is  expected  to  be
accounted for as a pooling-of-interests.  The  proposed
merger  is  subject to the approval of the stockholders
of   both  companies,  regulatory  approval  and  other
customary conditions.

NOTE 3 - STOCKHOLDERS' EQUITY
------   --------------------

      On  June  5, 1997, Fairfield's Board of Directors
authorized  a three-for-two common stock split  in  the
form  of  a stock dividend effective July 15,  1997  to
shareholders of record on July 1, 1997.  All references
to  numbers  of shares, per share amounts  and  average
shares   outstanding  in  the  consolidated   financial
statements have been restated.

      The Company's 1997 Stock Option Plan, as approved
by the Company's stockholders in May 1997, provides for
the  grant of options to purchase up to 825,000  shares
of   Common  Stock.   During  the  nine  months   ended
September  30,  1997, options totaling 675,000  shares,
net   of   forfeitures,   were   granted   and   remain
outstanding, at prices not less than the fair market value of such shares at the date of grant.

NOTE 4 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
------   ----------------------------------------------
       In   February  1997,  the  Financial  Accounting
Standards Board ("FASB") issued SFAS No. 128, "Earnings
per Share", which is required to be adopted on December
31,  1997.  At that time, the Company will be  required
to change the method currently used to compute earnings
per  share, disclose both primary and diluted  earnings
per share and restate all prior periods.  Under the new
requirements,  primary  earnings  per  share  will   be
renamed  basic earnings per share and will exclude  the
dilutive  effect  of  stock  options.  The  impact   is
expected  to result in an increase in primary  earnings
per share for the three months ended September 30, 1997
and  1996  of  $.03  and  for  the  nine  months  ended
September   30,  1997  and  1996  of  $.08  and   $.03,
respectively.   The impact of SFAS  No.  128  on  fully
diluted earnings per share, which has been renamed diluted earnings per share, is not expected to be significant.

      In  June  1997,  the FASB issued  SFAS  No.  131,
"Disclosures  about  Segments  of  an  Enterprise   and
Related   Information".   SFAS  No.   131   establishes
standards  for  the reporting of financial  information
from operating segments in annual and interim financial
statements issued to shareholders.  SFAS No.  131  also
establishes  standards  for  related  disclosures  with
respect  to products and services, geographic areas  of
operations, and major customers.  SFAS No.  131,  which
is  effective for fiscal years beginning after December
15,   1997,  will  have  no  impact  on  the  Company's
consolidated results of operations, financial position or cash flows.

NOTE 5 - VACATION OWNERSHIP REVENUES
------   ---------------------------

      Vacation ownership revenues are summarized as follows (In thousands):

                            Three Months Ended    Nine Months Ended
                               September 30,        September 30,
                            ------------------- --------------------
                              1997       1996      1997        1996
                              ----       ----      ----        ----
Vacation  ownership
 revenues                   $50,185    $36,056   $119,519    $86,486
Less:  Deferred revenue on
        current year
        sales, net             (872)    (2,956)    (2,983)    (4,674)
Add:   Revenue recognized
        on prior year sales   1,211        248      4,157      2,648
                            -------    -------   --------    -------
                            $50,524    $33,348   $120,693    $84,460
                            =======    =======   ========    =======

NOTE 6 - LOANS RECEIVABLE
------   ----------------
      Loans receivable consisted of the following (In thousands):

                                 September 30,      December 31,
                                      1997              1996
                                      ----              -----
Contracts                         $192,407            $154,906
Mortgages                            9,871              11,413
                                  --------            --------
                                   202,278             166,319
Less allowance for loan losses     (15,695)            (14,250)
                                  --------            --------
                                  $186,583            $152,069
                                  ========            ========

NOTE 7 - REAL ESTATE INVENTORIES
------   -----------------------
      Real estate inventories are summarized as follows
(In thousands):

                                  September 30,     December 31,
                                       1997             1996
                                       ----             ----
Land:
  Under development                  $15,398          $16,196
  Undeveloped                          7,235            5,515
                                     -------          -------
                                      22,633           21,711
                                     -------          -------
Residential housing:
  Vacation ownership                  23,905           16,765
  Homes                                3,841            3,808
                                     -------          -------
                                      27,746           20,573
                                     -------          -------
                                     $50,379          $42,284
                                     =======          =======


NOTE 8 - FINANCING ARRANGEMENTS
------   ----------------------
      Financing arrangements are summarized as  follows
(In thousands):

                                  September 30,     December 31,
                                      1997              1996
                                      ----              ----
Notes payable collateralized by
 contracts receivable:
  FCC Notes                         $65,974           $29,944
  FFC Notes                          14,134            24,370
Notes payable - other                 1,666             3,796
                                    -------           -------
                                    $81,774           $58,110
                                    =======           =======

     Pursuant  to  its  Amended  and  Restated   Credit
Agreement  (the  "FCC  Agreement"),  Fairfield  Capital
Corporation,  a  wholly owned subsidiary  of  Fairfield
Acceptance   Corporation  ("FAC"),   borrowed,   during
September  1997, $44.8 million, of which $24.2  million
was  used  to  reduce borrowings under FAC's  revolving
credit  agreement  and $.6 was used  primarily  to  pay
transaction  fees, with the remaining balance  invested
in  short-term investment grade securities (included in
"Cash and cash equivalents" in the Consolidated Balance
Sheet at September 30, 1997).  Borrowings under the FCC
Agreement mature principally within 60 months and  bear
interest  at  varying rates, based on commercial  paper
rates, subject to an interest rate cap of 9.0%.   There
are  no  additional fundings available  under  the  FCC
Agreement.

     At    September    30,   1997,    notes    payable
collateralized by contracts receivable were secured by a pool of contracts receivable totaling $112.8 million.

NOTE 9 - NET LIABILITIES OF ASSETS HELD FOR SALE
------   ---------------------------------------

      During  the  first quarter of 1997,  the  Company
transferred  $7.9  million  in  cash  and  the   assets
collateralizing  the  10% Senior  Subordinated  Secured
Notes (the "FCI Notes"), with an appraised market value
of  $7.2  million  (the "Real Estate  Collateral"),  in
settlement of the FCI Notes.  The indenture trustee, at
the  direction of the majority noteholders,  has  filed
suit,  pending in the United States District Court  for
the  Southern  District  of New  York,  contesting  the
Company's  method  of  satisfying this  obligation  and
claiming a default under the indenture securing the FCI
Notes.   This  action alternatively  (a)  disputes  the
Company's  right to transfer the Real Estate Collateral
in  satisfaction  of the FCI Notes, seeking  instead  a
cash payment of $7.2 million, plus penalty interest and
the  fees  and expenses of the action, or (b)  disputes
the  $7.9  million cash transfer, seeking  instead  the
issuance  of  882,352  shares of the  Company's  Common
Stock  (the "Contested Shares"),previously   reserved
for  issuance  if  a  deficiency resulted  on the FCI
Notes at maturity.  Pursuant to  the  indenture  for the
FCI Notes, the noteholders are entitled to  retain,
as a premium, up to $2 million from the proceeds of the
collateral transferred in satisfaction of the FCI Notes
(including,  if  applicable, shares  of  the  Company's
Common Stock) in excess of the amount of principal  and
accrued   interest  due  at  maturity.   The  indenture
trustee has asserted that the $2 million premium  limit
is   not  applicable  to  the  Contested  Shares,   has
accordingly claimed entitlement to all of the Contested
Shares and on September 24, 1997 filed a motion seeking
to  require  the  immediate issuance and  sale  of  the
Contested  Shares,  with the proceeds  to  be  held  in
escrow,  pending  the outcome of the litigation.    The
Company has been advised that the Real Estate Collateral has been sold for approximately $4.4 million. The Company intends to vigorously defend this action and believes that it has substantive defenses. The Contested Shares are not included in the number of shares outstanding for earnings per share or other purposes.


NOTE 10 - SUPPLEMENTAL INFORMATION
-------   ------------------------

     Other revenues for the nine months ended September
30,  1997  and  1996 include home sales  totaling  $8.5
million and $6.8 million, respectively.  Other expenses
for  the nine months ended September 30, 1997 and  1996
include   costs   of  home  sales,  including   selling
expenses, totaling $7.5 million and $6.3 million, respectively.

     Included    in   other   assets    at    September
30, 1997 and December 31, 1996 are (i) $3.1 million and
$2.9  million, respectively, related to the  assets  of
the   Company's  life  insurance  subsidiary  and  (ii)
unamortized  capitalized financing costs totaling  $2.5
million and $2.3 million, respectively. Included in other liabilities at September 30, 1997 and December
31, 1996 are (i) accruals totaling $11.6 million and $9.4 million, respectively, related to the Company's employee benefits, (ii) accruals totaling $7.6 million and $4.1 million, respectively, for the fulfillment costs associated with the Company's marketing and sales programs, including the Company's Discovery Vacations program and (iii) deposits associated with sales contracts totaling $3.4 million and $2.9 million, respectively.

NOTE 11 - CONTINGENCIES
-------   -------------

     In July 1993 and September 1993, two lawsuits (the
"Recreation   Fee  Litigation")  were   filed   by   29
individuals  and  a company against  Fairfield  in  the
District  Court  of  Archuleta County,  Colorado.   The
Recreation Fee Litigation, which seeks certification as
class   actions,   alleges  that  Fairfield   and   its
predecessors in interest wrongfully imposed  an  annual
recreation   fee  on  owners  of  lots,   condominiums,
townhouses,  VOIs  and  single  family  residences   in
Fairfield's Pagosa, Colorado development.   The  amount
of  the  recreation  fee, which was adopted  in  August
1983,  is  $180  per  lot, condominium,  townhouse  and
single family residence subject to the fee and $360 per
unit  for  VOIs.   The  Recreation  Fee  Litigation  in
general  seeks  (a)  a declaratory  judgment  that  the
recreation  fee  is  invalid;  (b)  the  refund,   with
interest,  of the recreation fees which were  allegedly
improperly collected by Fairfield;  (c) damages arising
from Fairfield's allegedly improper attempts to collect
the  recreation fee (i) in an amount of not  less  than
$1,000  per  lot in one case and (ii) in  an  unstated
amount in the other case; (d) punitive damages; and (e)
recovery  of  costs and expenses, including  attorneys'
fees.   The court has not yet ruled on whether  or  not
the Recreation Fee Litigation will be allowed to proceed as class actions. Because of the nature of the litigation and uncertainty concerning the time period covered by the suits' allegations, Fairfield is unable to determine with certainty the dollar amount sought by plaintiffs.

      In  November  1993, Fairfield filed an  adversary
proceeding in the Bankruptcy Court, alleging  that  the
Recreation   Fee  Litigation  violates  the   discharge
granted  to  Fairfield  in its  Chapter  11  bankruptcy
reorganization  and  the  injunction  issued   by   the
Bankruptcy  Court  against prosecution  of  any  claims
discharged  in the bankruptcy proceedings.   By  orders
and  opinions dated September 29, 1994, the  Bankruptcy
Court  decided motions filed by the plaintiffs  in  the
Recreation  Fee Litigation, in response to  Fairfield's
adversary  proceeding.  The Bankruptcy Court   retained
jurisdiction  over  one  of  the  lawsuits  (the  Storm
lawsuit)  and determined that any purchaser  of  a  lot
from Fairfield and its predecessors prior to August 14,
1992  would be limited to a pre-confirmation  cause  of
action.   The Bankruptcy Court determined that  it  did
not  have  jurisdiction over the  second  lawsuit  (the
Daleske  lawsuit), involving eight individuals and  one
company,  due  to  prior proceedings  in  the  case  in
Colorado  federal district court, which ruled that  the
plaintiffs in this lawsuit had post-confirmation causes
of action, although all nine plaintiffs are believed to
have  purchased  their lots prior to August  14,  1992.
Fairfield  appealed the Bankruptcy Court's decision  in
the  Daleske lawsuit, and the plaintiffs in  the  Storm
lawsuit  appealed  the Bankruptcy Court's  decision  in
that case, to the United States District Court, Eastern
Division  of Arkansas, Western Division (the  "District
Court").   Two  additional related lawsuits  have  also
been  filed  in  the Archuleta County  District  Court,
raising  similar issues and demands as  the  Storm  and
Daleske cases.  The Fiedler case, filed in October 1994,
was  filed individually,  while   the   second of these
cases, the Lobdell case, was filed in November 1994, as
a  purported class action.  In February 1995, Fairfield
filed  an adversary proceeding in the Bankruptcy  Court
against the Fiedler and the Lobdell plaintiffs, seeking
relief  similar  to that requested  in  the  Storm  and
Daleske  adversary  proceeding.  The Colorado  District
Court entered summary judgment against Fairfield in the
Fiedler  case,  holding  that  the  individual  lot  in
question  is not subject to the recreation  fee,  based
upon  facts   unique   to  the Fiedler case.  Fairfield
appealed  the summary judgment decision in the  Fiedler
case.  The Bankruptcy Court   determined,  by  decision
dated  September  18,  1995,  that  it  does  not  have
jurisdiction  in the Fiedler case, but also  determined
that  it  does  have jurisdiction in the Lobdell  case,
based  upon similar reasoning to the Storm case.   Both
the Fiedler and the Lobdell cases were appealed to the District Court. By order dated March 27, 1997, the
District Court ruled in the Daleske, Storm and Lobdell appeals, finding in favor of the plaintiffs that the recreation fees arising after August 14, 1992 are post-confirmation claims and that the plaintiffs may pursue actions seeking to enjoin Fairfield from continuing to collect such fees. Fairfield has filed a notice of appeal from the District Court's decision with the United Stated Court of Appeals for the Eighth Circuit, which remains pending. Motions and cross motions for summary judgment have been filed in Colorado state court in three of the cases and remain pending.

       Fairfield  intends  to  defend  vigorously   the
Recreation Fee Litigation, and the two related cases, including any attempt to certify a class in any of the cases. Fairfield has previously implemented recreation fee charges at certain other of its resort sites which are not subject to the pending action.

      In  December 1993, Charlotte T. Curry, who,  with
her  husband, purchased a lot from Fairfield  under  an
installment  sale contract subsequently sold  to  First
Federal  Savings and  Loan  Association  of   Charlotte
("First Federal"),  filed  suit against First Federal,
currently   pending   in  Superior Court in Mecklenburg
County, North Carolina,  alleging breach  of  contract,
breach of fiduciary duty and unfair trade practices. In
April  1994,  the  complaint  was  amended,  (a) adding
Fairfield as a party, (b)  adding  an  additional count
against  both  Fairfield  and  First  Federal  alleging
violation of the North Carolina's Racketeer  Influenced
and  Corrupt  Organizations  ("RICO")  Statute  and (c)
adding a count against  Fairfield alleging fraud.   The
litigation, which  seeks  class  action  certification,
contests the method  by  which  Fairfield   calculated
refunds  for  lot purchasers   whose  installment  sale
contracts   were cancelled  due  to failure to complete
payment  of the deferred sales price for the lot.  Most
installment lot sale  contracts  require  Fairfield  to
refund  to   a  defaulting  purchaser  the amount  paid
in   principal, after  deducting the greater of (a) 15%
of the purchase price  of  the  lot  or (b) Fairfield's
actual  damages.  The plaintiff  disputes   Fairfield's
method of calculating  damages,  which has historically
included certain  sales, marketing  and other expenses.
In the case  of  Ms. Curry's lot, the amount of refund
claimed as   having  been  improperly   retained    is
approximately $3,600.  The Curry lawsuit seeks damages,
punitive damages,  treble damages under North Carolina
law  for unfair  trade practices and RICO, prejudgment
interest and attorney's fees and costs.  By order dated
July  6, 1994,  the court dismissed Ms. Curry's  claims
for  (a)  breach  of  contract,  due  to the statute of
limitations, (b)  breach  of fiduciary duty, due to the
lack of a fiduciary duty and the statute of limitations,
(c) fraud, due to the statute of limitations,  and  (d)
RICO, due  to failure to state a claim.  The court, by
order dated  August  16,  1994, dismissed  Ms.  Curry's
only remaining  claim  against  Fairfield,  for  unfair
trade practices, subject  to  possible  appeal  rights.
By order filed September  15, 1995,  the  court  denied
the plaintiff's  motion for class  certification.   The
plaintiff  appealed the denial of the motion for  class
certification to the North Carolina Court  of  Appeals,
which  dismissed the appeal by order dated  January  8,
1997.   Subsequently, the plaintiff requested that  the
Supreme Court of North Carolina grant discretionary review of the decision denying class certification, which the Supreme Court of North Carolina declined.
Trial on this litigation is scheduled for the week of November 17, 1997.

     Under the Stock Purchase Agreement for the sale of
First  Federal, Fairfield agreed to indemnify the buyer
against  any liability in the Curry litigation.   While
Fairfield  is no longer a defendant in the  litigation,
it  intends  to coordinate the defense of this  lawsuit
with  the  counsel  who  have been  representing  First
Federal,  to  defend  the Curry litigation  vigorously.
Fairfield  also has cancelled defaulted lot installment
sales contracts owned by it and its subsidiaries (other
than   First  Federal),  using  the  same   method   of
calculating refunds as is at issue in the Curry litigation.

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


ITEM 2-  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------   --------------------------------------
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

RESULTS OF OPERATIONS

Nine  Months Ended September 30, 1997 Compared to  Nine
Months Ended September 30, 1996

       Vacation Ownership
       ------------------
       Gross  sales  of  vacation  ownership  interests
("VOIs") increased 38.2% to $119.5 million for the nine
months  ended September 30, 1997 as compared  to  $86.5
million  for the nine months ended September 30,  1996.
Gross VOI sales at the Company's destination resorts, which include Branson, Missouri; Orlando, Florida;
Myrtle Beach, South Carolina; Nashville, Tennessee  and
Williamsburg, Virginia, continue to be the largest dollar contributor to total VOI sales. Gross VOI sales for the nine months ended September 30, 1997 increased
34.8% at the Company's five destination resorts, 49.9% at the Company's ten regional resorts and 37.5% at the Company's four off-site sales offices.

      Net VOI revenues increased to $120.7 million  for
the  nine  months ended September 30, 1997  from  $84.5
million  for the nine months ended September 30,  1996.
The increase in net VOI revenues is attributable to the same factors as noted above and the recognition of previously net deferred revenue of $1.2 million during the nine months ended September 30, 1997, related to the percentage of completion method of accounting, as compared to net deferred revenue of $2.0 million during the nine months ended September 30, 1996. Under the percentage of completion method of accounting, the portion of revenues attributable to costs incurred as compared to total estimated construction costs and selling expenses, is recognized in the period of sale.
The remaining revenue is deferred and recognized as the remaining costs are incurred.

     Selling expenses, including commissions, for  both
VOI and lot sales, as a percentage of related net revenues, were 47.6% and 50.7%, for the nine months ended September 30, 1997 and 1996, respectively. The
Company continues to benefit from sales efficiencies experienced at its destination resorts, including its destination resorts located in Orlando, Florida and Nashville, Tennessee. Management continues to work to improve sales efficiencies at its newer locations and future efficiencies are expected as these projects mature and expand their base of property owners.

     Interest
     --------
     Interest income increased to $17.3 million for the
nine  months  ended September 30, 1997 as  compared  to
$14.6  million for the nine months ended September  30,
1996.   This increase is primarily attributable  to  an
increase   in   the  average  balance  of   outstanding
contracts  receivable  ($167.0  million  for  the  nine
months  ended September 30, 1997 versus $140.1  million
for   the  nine  months  ended  September  30,   1996).
Interest income is expected to increase in tandem with the net increase in contracts receivable.

     Interest  expense,  net  of  amounts  capitalized,
totaled  $3.8  million and $5.1 million  for  the  nine
months ended September 30, 1997 and 1996, respectively.
This   decrease  is  primarily  attributable   to   the
reduction   in  the  average  outstanding  balance   of
interest-bearing  debt  ($63.2  million  for  the  nine
months  ended September 30, 1997 as compared  to  $78.0
million for the nine months ended September 30,  1996).
The  weighted  average interest rate for the  Company's
financing   arrangements  collateralized  by  contracts
receivable,   including  certain  fees  and   expenses,
remained  constant at 8.6% for each of the  nine  month
periods   ended   September   30,   1997   and    1996,
respectively.

      General and Administrative
      --------------------------
      Increases in general and administrative  expenses
during  the  nine  months  ended  September  30,   1997
resulted   primarily   from  the  additional   expenses
incurred related to the increased VOI sales volumes as previously discussed. However, as a percentage of total revenues, general and administrative expenses decreased from 8.4% for the nine months ended September 30, 1996 to 7.7% for the nine months ended September 30, 1997.

     Other
     -----
     Other revenues for the nine months ended September
30,  1997  and  1996 include home sales  totaling  $8.5
million and $6.8 million, respectively.  Other expenses
for  the nine months ended September 30, 1997 and  1996
include   costs   of  home  sales,  including   selling
expenses, totaling $7.5 million and $6.3 million, respectively.

Three Months Ended September 30, 1997 Compared to Three
Months Ended September 30, 1996

      Revenue  and expense trends for the three  months
ended September 30, 1997 were generally consistent with
those  of  the  related nine month period as  described
above  with (i) an increase in gross and net VOI sales,
(ii)  an  increase in interest income, (iii) a decrease
in   selling  expenses  as  a  percentage  of   related
revenues, and (iv) a decrease in interest expense.

      Net VOI revenues increased 51.5% to $50.5 million
for  the  three  months  ended September  30,  1997  as
compared  to  $33.3 million for the three months  ended
September  30,  1996.  Net VOI revenues for  the  three
months ended September 30, 1997 increased 54.6% at  the
Company's  five  destination  resorts,  49.4%  at   the
Company's  ten  regional  resorts  and  33.9%  at   the
Company's  four  off-site  sales  offices.    Net   VOI
revenues for the three months ended September 30,  1997
includes the recognition of previously net deferred revenue of $.3 million, related to the percentage of completion method of accounting, as compared to net deferred revenue of $2.7 million during the three months ended September 30, 1996.

      Selling expenses, including commissions, for both
VOI and lot sales, as a percentage of related net revenues, were 46.8% and 50.6% for the three months ended September 30, 1997 and 1996, respectively.

      Interest  income increased 26.0% to $6.4  million
for  the  three  months  ended September  30,  1997  as
compared  to  $5.1 million for the three  months  ended
September  30, 1996 reflecting the continual growth  in
contracts  receivable.  Interest expense  decreased  to
$1.3  million for the three months ended September  30,
1997  as compared to $1.6 million for the three  months
ended September 30, 1996 reflecting a reduction in  the
weighted    average   interest   rate   of    financing
arrangements collateralized by contracts receivable from 8.8% for the three months ended September 30, 1996 to 8.2% for the three months ended September 30, 1997.

     Other revenues and expenses for the three months ended September 30, 1997 include home sales totaling
$3.2 million and related costs of sales, including selling expenses, totaling $2.8 million. For the three months ended September 30, 1996, home sales and related costs of sales, including selling expenses, totaled
$2.3 million and $2.1 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company's cash and cash equivalents totaled $18.8 million, an increase of $11.8 million from December 31, 1996. This increase was related to $37.5 million provided from operating activities and $26.4 million provided by financing activities, which was partially offset by $52.1 million used in investing activities.

     Cash  provided  by  operating  activities  totaled
$37.5  million  and $26.5 million for the  nine  months
ended   September  30,  1997  and  1996,  respectively.
During  the nine months ended September 30,  1997,  net
deferred   tax   assets  decreased  by  $12.4   million
resulting from the deferred tax provision recorded  for
the  nine  months ended September 30,  1997.   In  July
1997,   the   Company  purchased,  for  $3.8   million,
additional VOI inventory located in Myrtle Beach, South
Carolina and, for $1.7 million, additional land located on Edisto Island, South Carolina. In March 1997, the
Company exercised its option, for $3.4 million, to acquire additional land located near Orlando, Florida.

     Cash  used  in investing activities totaled  $52.1
million  and  $14.2 million for the nine  months  ended
September 30, 1997 and 1996, respectively.  During  the
nine  months  ended  September 30,  1997,  the  Company
repaid  $7.9 million of outstanding indebtedness  under
the  FCI  Notes  (see Note 9 of "Notes to  Consolidated
Financial  Statements").  Due to  increased  VOI  sales
volumes,  originations  of  loans  receivable  exceeded
principal  collections by $39.8 million  for  the  nine
months  ended  September 30, 1997 as compared  to  $9.6
million for the nine months ended September 30, 1996.

     Cash  provided  by  financing  activities  totaled
$26.4  million for the nine months ended September  30,
1997  as compared to the usage of cash of $11.9 million
for  the nine months ended September 30, 1996.   During
the nine months ended September 30, 1997, proceeds from
financing  arrangements exceeded  repayments  by  $23.7
million.   During the nine months ended  September  30,
1996, repayments of financing arrangements exceeded proceeds therefrom by $13.5 million.

       At   September   30,  1997,  Fairfield   Capital
Corporation ("FCC"), a wholly-owned subsidiary of  FAC,
had  borrowings outstanding of  $66.0   million   under
the FCC Agreement, which provides for the purchases  of
contracts  receivable from FAC.  Pursuant  to  the  FCC
Agreement,  FCC borrowed, during September 1997,  $44.8
million, of which $24.2 million was used to reduce borrowings under FAC's revolving credit agreement and $.6 million was used primarily to pay transaction fees, with the remaining balance invested in short-term investment grade securities (included in "Cash and cash equivalents" in the Consolidated Balance Sheet at September 30, 1997). There are no additional fundings available under the FCC Agreement.

      At  September  30,  1997, FAC had  no  borrowings
outstanding  under  its  Third  Amended  and   Restated
Revolving Credit Agreement (the "FAC Agreement").   The
FAC  Agreement provides for revolving loans  of  up  to
$35.0 million, including up to $1.0 million for letters
of  credit.   The revolving loans mature on January  1,
1999, if not extended in accordance with the terms of the FAC Agreement, with Fairfield being a guarantor pursuant to the FAC Agreement. At September 30, 1997,
FAC had borrowing availability totaling $17.0 million.
In addition, Fairfield held approximately $8 million of contracts receivable which, if transferred to FAC, would create additional availability under the FAC Agreement of approximately $6 million.

     At September 30, 1997, Fairfield had no borrowings
outstanding  under  its Amended and Restated  Revolving
Credit  Agreement  (the  "FCI  Agreement").   The   FCI
Agreement provides for revolving loans of up  to  $25.0
million,  including up to $7.0 million for  letters  of
credit. The revolving loans mature on January 1,  1999,
if not extended in accordance with the terms of the FCI
Agreement.   At  September  30,  1997,  Fairfield   had
borrowing availability under the FCI Agreement of $23.8 million, net of outstanding letters of credit totaling
$1.2 million.

       The   Company   is  currently   evaluating   the
acquisition   and/or  development  of  certain   resort
properties.   In  addition, the  Company  is  currently
evaluating   several   VOI,  marketing   and   property
management acquisitions to integrate into or to  expand
the  operations of the Company.  At September 30, 1997,
the   Company  had  $18.8  million  in  cash  and  cash
equivalents,  which will be used, in part,  to  satisfy
the    Company's   short-term   capital   requirements,
including  the  costs  related to  the  acquisition  of
VBUSA.   The  Company expects to finance its  long-term
cash needs, including potential acquisitions, from  (i)
contract   payments   generated  from   its   contracts
receivable portfolio, (ii) operating cash flows, (iii) borrowings under its credit facilities, and (iv) future financings, including additional securitizations of contracts receivable.

FORWARD-LOOKING INFORMATION

     This  Quarterly  Report includes certain  forward-
looking   statements,  including  (without  limitation)
statements with respect to anticipated future operating
and   financial  performance,  growth  and  acquisition
opportunities   and   other   similar   forecasts   and
statements  of  expectation.  Words such as  "expects,"
"anticipates," "intends," "plans," "believes," "seeks,"
"estimates,"  and  "should," and  variations  of  these
words and similar expressions, are intended to identify
these   forward-looking  statements.    Forward-looking
statements  made by the Company and its management  are
based   on   estimates,   projections,   beliefs    and
assumptions   of  management  at  the  time   of   such
statements   and   are   not   guarantees   of   future
performance.   The Company disclaims any obligation  to
update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

      Actual  future performance, outcomes and  results
may  differ materially from those expressed in forward-
looking   statements  made  by  the  Company  and   its
management   as  a  result  of  a  number   of   risks,
uncertainties and assumptions.  Representative examples
of  these factors include (without limitation)  general
industry and economic conditions; interest rate trends;
cost  of capital and capital requirements; availability
of  real  estate properties; competition from  national
hospitality  companies;  shifts  in  customer  demands;
changes   in  operating  expenses,  including  employee
wages,  benefits  and  training; economic  cycles;  the
continued availability of financing in the amounts  and
at  the terms necessary to support the Company's future
business   and   the  success  achieved   or   problems
encountered in integrating the operations of VBUSA into the Company.

PART II - OTHER INFORMATION
-------   -----------------

Item 1 - Legal Proceedings

              Incorporated by reference (see Note 11 of
              "Notes to Consolidated Financial Statements").

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


                              FAIRFIELD COMMUNITIES, INC.




Date: November 10, 1997      /s/Robert W. Howeth
     ---------------------   -----------------------------------------------
                                Robert W. Howeth, Senior Vice President and
                                         Chief Financial Officer



Date: November 10, 1997       /s/William G. Sell
     ---------------------    ----------------------------------------------
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

10.1      Protected Interest Rate Agreement, dated as of
          September 4, 1997 between BankBoston, N.A. and
          Fairfield Capital Corporation (attached)

10.2 Letter Agreement on Certain Contracts, Forms of Colorado Contracts, Environmental Disclosure Schedule and Pool Limit Excess, dated as of September 8, 1997 between Capital Markets Assurance Corporation, as Collateral Agent, Triple-A One Funding Corporation, BankBoston, N.A. as L/C Bank, Fairfield Capital Corporation, Fairfield Acceptance Corporation, Fairfield Myrtle Beach, Inc. and Registrant (attached)

               COMPENSATORY PLANS OR ARRANGEMENTS

10.3      Registrant's Employee Stock Purchase Plan (attached)

10.4      Registrant's Second Amended and Restated 1992 Warrant
          Plan (attached)

10.5      Registrant's First Amended and Restated 1997 Stock
          Option Plan (attached)

11        Computation   of  earnings   per   share (attached)

27        Financial Data Schedule (attached)