Form 10-K
period 1997-12-31
FAIRFIELD COMMUNITIES INC
filed 1998-03-17
CIK 276189

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     FORM 10-K
 (Mark One)

   [X]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
           EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1997

                                     OR

   [ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the  transition  period  from  __________  to  ___________

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
        Title of each class                             on which registered
        -------------------                             --------------------
       Common Stock, $.01 par value                           New York
       Preferred Stock Purchase Rights                        New York
        with respect to Common Stock,
        $.01 par value

      Securities registered pursuant to Section 12(g) of the Act:  None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ----     -----

         Indicate by check mark if disclosure of delinquent filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of February 27, 1998, the number of shares of the registrant's Common Stock outstanding was 45,072,043 and the aggregate market value of the registrant's Common Stock held by non-affiliates totaled approximately $776.3 million.

         Documents Incorporated by Reference: Parts I, II and III of this Form 10-K incorporate certain information by reference from the registrant's Annual Report to Stockholders for the year ended December 31, 1997 and the Proxy Statement to be issued in connection with its 1998 Annual Meeting of Stockholders.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                                                                          Page
                                   PART I                                 ----
                                   ------

Item 1.   Business.......................................................  3

Item 2.   Properties.....................................................  4

Item 3.   Legal Proceedings..............................................  8

Item 4.   Submission of Matters to a Vote of Security Holders ...........  8

                                  PART II
                                  -------

Item 5.  Market for Registrant's Common Stock and
          Related Stockholder Matters....................................  9

Item 6.  Selected Financial Data.........................................  9

Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................ 10

Item 8.  Financial Statements and Supplementary Data..................... 10

Item 9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure......................... 10

                                 PART III
                                 --------

Item 10. Directors and Executive Officers of the Registrant.............. 10

Item 11. Executive Compensation.......................................... 10

Item 12. Security Ownership of Certain Beneficial
          Owners and Management.......................................... 10

Item 13. Certain Relationships and Related Transactions.................. 10

                                 PART IV
                                 -------

Item 14. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K............................................ 11

                                PART I
                                ------
ITEM 1.   BUSINESS
------    --------
         General
         -------

     Fairfield Communities, Inc. ("Fairfield", and together with its subsidiaries, the "Company") is one of the largest vacation ownership companies in the United States in terms of property owners and vacation units constructed. The Company's operations, following the December 19, 1997 merger with Vacation Break U.S.A., Inc. ("Vacation Break"), consists of 25 resorts located in 11 states and the Bahamas. Of the Company's 25 resorts, 15 are located in destination areas with popular vacation attractions ("Destination Resorts") and 10 are located in scenic regional locations ("Regional Resorts"). The resorts acquired by the Company in conjunction with the Vacation Break merger are located in Pompano Beach, Florida (four resorts), Orlando, Florida and a 50%-owned resort located in the Bahamas.

         The Company's primary business is selling vacation ownership interests ("VOIs"), commonly known as timeshares, primarily through its innovative points-based vacation system, Fairshare Plus. The VOIs offered by the Company consist of either undivided fee simple interests or specified fixed week interval ownership in fully-furnished vacation homes.

         The Company believes that it provides VOI owners with an attractive long-term vacation experience. The VOIs sold by the Company are in full service resorts that typically feature swimming pools, restaurants and access to golf courses, marinas, beaches, tennis courts, spa or recreational facilities and other amenities. The Company maintains close contact with its VOI owners by virtue of its role as property manager at most of its VOI resorts. This exposure to VOI owners also enables the Company to improve the management of its resorts, while reducing marketing expenses which it would otherwise incur to the extent repeat and referral business is generated through such contacts.

         The Company offers financing to the purchasers of VOIs, which results in the creation of high-quality, medium-term contracts receivable. The Company holds these receivables and will occasionally securitize them if the securitization would lower the costs of borrowed funds or maintain borrowing availability under its credit facilities. Interest income from the Company's financing activities totaled $37.2 million in 1997. At December 31, 1997, the Company had a portfolio of approximately 60,000 contracts receivable amounting to $302.5 million, with outstanding borrowings of $166.6 million collateralized by the contracts receivable. At December 31, 1997, contracts receivable had a weighted average maturity of approximately five years and a weighted average interest rate of 14.6%, as compared to a weighted average cost of associated debt of 9.6% for the year ended December 31, 1997.

          On December 19, 1997, Fairfield's stockholders approved an increase in the number of authorized common shares from 25,000,000 to 100,000,000. On December 11, 1997, the Board of Directors declared a two-for-one common stock split in the form of a stock dividend effective January 30, 1998 to shareholders of record on January 15, 1998. Additionally, on June 5, 1997, the Board of Directors declared a three-for-two common stock split in the form of a stock dividend effective July 15, 1997 to shareholders of record on July 1, 1997.

         In 1992, the Company successfully reorganized under Chapter 11 of the Bankruptcy Code. Since the reorganization, the Company has changed the focus of its VOI business from developing Regional Resorts to constructing units in Destination Resorts, thereby eliminating the need for developing large-scale amenities to attract vacationers, lowering development expense, reducing development risk and increasing its access to a steady source of potential customers.

     Fairfield was incorporated in Delaware in 1969. The Company's principal executive office is located at 11001 Executive Center Drive, Little Rock, Arkansas 72211, and its telephone number is (501) 228-2700. At December 31, 1997, the Company had approximately 3,400 full-time employees.

         Mergers and Acquisitions
         ------------------------

         On December 19, 1997, Fairfield acquired all of the outstanding common stock of Vacation Break in exchange for approximately 5,316,000 shares (10,632,000 shares on a post split basis) of its common stock. Each share of Vacation Break common stock was exchanged for .6075 of one share of Fairfield Common Stock on a pre split basis. In addition, outstanding options and warrants to purchase Vacation Break common stock were converted at the same exchange ratio into options to purchase Fairfield Common Stock. The merger has been accounted for as a pooling of interests and, accordingly, all prior period financial information has been restated as if the merger took place at the beginning of such periods.

        Additionally, on December 19, 1997, Fairfield acquired the remaining 45% minority interests in Vacation Break's joint ventures in the Palm Aire and Royal Vista resorts for approximately $13.5 million in cash. These acquisitions have been accounted for as purchases and the total results of operations of these resorts have been included in the consolidated financial statements from the date of acquisition.

        On December 3, 1997, Fairfield exchanged 145,719 shares (291,438 shares on a post split basis) of common stock for all of the outstanding common stock of Apex Marketing, Inc. ("Apex"). The transaction has been accounted for as a pooling of interests. The Apex operations are not material to Fairfield's consolidated financial statements for any period; therefore, financial statements for periods prior to the merger have not been restated, and the consolidated financial statements include operations of Apex from the date of combination.

ITEM 2.  PROPERTIES
------   ----------
         General
         -------

         Fairfield's objective is to be a leading provider of innovative, high-quality vacation experiences in the timeshare industry to the broadest spectrum of households throughout the United States. To capitalize on its innovative FairShare Plus vacation system and to achieve its objective, Fairfield has placed an emphasis on acquiring and developing resort properties in destination locations. These resorts are in areas with well-known attractions and large tourist populations. The advantage of focusing on sites in destination locations is the reduced need for developing large-scale amenities to attract vacationers, yielding lower developmental risks and expenses for Fairfield. Furthermore, large populations of prospective customers continually pass through these areas, making them prime areas for Fairfield to operate on-site sales offices which showcase the Company's property portfolio.

         Fairfield's array of other resorts offers a variety of vacation experiences which are intended to meet the different lifestyles and vacation needs of its customer base. Fairfield's resort sites vary in size from several acres to over 18,000 acres. The following summary sets forth certain information as of December 31, 1997 regarding the Company's more significant resorts.

         Property Portfolio - Destination Resorts
         ----------------------------------------
         Fairfield Branson

         Branson, MO - Fairfield Branson at the Falls, Fairfield's original Branson development is completed and has 54 units. The second Branson development, Fairfield Branson at the Meadows, is partially completed with a planned 232 unit capacity when fully developed.

         Fairfield Myrtle Beach

         Myrtle Beach, SC - Fairfield Westwinds, Fairfield's first Myrtle Beach resort built in 1989, is an 82 unit tower on the beachfront. Fairfield's second Myrtle Beach resort, Fairfield SeaWatch Plantation, is a 10 acre beachfront property with a planned 640 units consisting of a mixture of condominiums and hotel units. Fairfield currently has 76 completed units and anticipates adding another 49 units in 1998, and an additional 52 units from a hotel being built at the site.

         Fairfield Nashville at Music City, USA

         Nashville, TN - Fairfield Nashville is located on 19 acres, adjacent to the Opryland Hotel complex. Fairfield Nashville has 62 units completed and 32 units under construction out of a planned 254 total units. When completed, amenities at Fairfield Nashville will include indoor and outdoor swimming pools, health club and clubhouse.

         Fairfield Orlando at Cypress Palms

         Kissimmee, FL - Fairfield Orlando at Cypress Palms is located in close proximity to this city's world-famous attractions such as Walt Disney World(R) Resort, Epcot(R) Center, MGM Studios, Universal Studios and Sea World. When completed, the resort will include 244 units and a pool and whirlpool spa. Currently, Fairfield Orlando at Cypress Palms has 106 units completed and 16 units under construction.

         Port Lucaya Resort & Yacht Club

         Freeport, Grand Bahama - Port Lucaya Resort & Yacht Club is a 50%-owned resort consisting of 160 hotel rooms and suites. The resort, situated on 5 acres, features a full-service marina, a restaurant, swimming pool, bar area and several other amenities. The resort is operated as a hotel to provide accommodations primarily to purchasers of the Company's vacation packages.

         The Fairways of Palm-Aire

         Pompano Beach, FL - The Fairways of Palm-Aire offers a total of 107 units with an additional 101 units under construction. The resort features a health spa, swimming pools, a restaurant and banquet facilities as well as access to adjacent golf courses.

         Royal Vista Resort

         Pompano Beach, FL - Royal Vista Resort is located on 3.25 acres of oceanfront property and consists of 99 one-and-two bedroom units. Construction is estimated to be completed in March 1998, with sales estimated to commence in the second quarter of 1998.

         Santa Barbara Resort and Yacht Club

         Pompano  Beach,  FL - Santa Barbara Resort and Yacht Club is located on
1.25 acres and consists of 90 units. This resort features a swimming pool, nearby restaurants, banquet facilities, as well as dockage on the Spanish River and close access to the Atlantic Ocean.

         Sea Gardens Beach and Tennis Resort

         Pompano Beach,  FL - Sea Gardens Beach and Tennis Resort is situated on
7.5 acres and includes 250 feet of beachfront property. The resort features 4,000 square feet of banquet facilities, a restaurant and a beachfront activity center. At year end, the site had 137 completed units, with another 84 units projected to be completed in the first quarter of 1998.

         Fairfield Orlando at Star Island

         Orlando, FL - Fairfield Orlando at Star Island is designated as a five-star resort by Interval International. Fairfield has the exclusive right to acquire up to 123 condominium units to be sold as VOIs. Fairfield Orlando at Star Island features a swimming pool, tennis courts, a health club and a children's playground.

         Fairfield Williamsburg

         Williamsburg, VA - Fairfield Williamsburg is located just 10 miles from Jamestown, the first English-speaking settlement in North America, and 15 miles from Yorktown, where the last battle of the American Revolution was fought. Fairfield Williamsburg at Patriot's Place, Fairfield's original Williamsburg development, offers 196 units. Fairfield Williamsburg at Kingsgate, Fairfield's second Williamsburg location, has 202 completed units out of a planned 300 total units.

         Property Portfolio - Regional Resorts
         -------------------------------------
         Fairfield Bay

         Fairfield Bay, AR - Fairfield Bay offers 217 units in the Ozark foothills and a lighted 10-court tennis center. Mountain Ranch Golf Course is in the heart of the resort. The Ozark National Forest is nearby and offers hiking, camping and other outdoor activities. Fairfield Bay is located on the 40,000-acre Greers Ferry Lake, which has over 300 miles of shoreline.

         Fairfield Flagstaff

         Flagstaff, AZ - Fairfield Flagstaff provides 125 units in four seasons of resort vacationing. Fairfield Flagstaff is approximately 75 miles from the Grand Canyon and 25 miles from Sedona. Nearby Arizona Snowbowl offers a sky-ride in the summer, as well as downhill and cross-country skiing in the winter. The resort offers swimming, golf, tennis and horseback riding.

         Fairfield Glade

         Fairfield Glade, TN - Fairfield Glade offers one 27-hole and three 18-hole golf courses. The resort has 358 units and is surrounded by 12 lakes. Horseback riding, indoor and outdoor swimming pools and tennis courts are available to vacationers. Nearby attractions include the Fall Creek Falls and Cumberland Mountain State Parks and the Great Smoky Mountains National Park.

         Harbortown Point

         Ventura, CA - Harbortown Point is located between Santa Barbara and Los Angeles and has 57 units. In addition to the public beaches and water activities surrounding the resort, on-site facilities include a heated swimming pool and two glass-enclosed whirlpools. Channel Island National Park, the only aquatic national park in the continental United States, is just beyond the resort's docks.

         Fairfield Harbour

         New Bern, NC - Fairfield Harbour is surrounded by historical towns and attractions, such as Bath, incorporated in 1705 as the state's first town. Recreational activities at Fairfield Harbour include golf, indoor and outdoor pools, whirlpool spa, exercise room with sauna, miniature golf, playground and community center. The site offers 207 units of VOI.

         Fairfield Mountains

         Lake Lure, NC - Fairfield Mountains offers 215 units amid the Blue Ridge Mountains, just 45 miles east of Asheville, North Carolina. Lake Lure and Bald Mountain Lake both offer fishing, as well as boating and private beaches. The Bald Mountain and Apple Valley golf courses are open year-round.

         Fairfield Ocean Ridge

         Edisto Island, SC - Fairfield Ocean Ridge is located 45 miles from Charleston, South Carolina. Recreational activities at Fairfield Ocean Ridge include golf, tennis courts and outdoor swimming pools. An additional 2.8 acres of waterfront property was purchased in late 1997 for future VOI units. The site currently has 190 units of VOI inventory.

         Fairfield Pagosa

         Pagosa Springs, CO - Fairfield Pagosa has five lakes on the property and is bordered by two-and-a-half million acres of national forest and wilderness. Recreational activities at Fairfield Pagosa include 27 holes of golf, tennis courts and indoor and outdoor pools. The site currently has 188 units completed, two under construction, with another 16 units planned.

         Fairfield Plantation

         Villa Rica, GA - Fairfield Plantation is located 45 miles west of Atlanta, Georgia. The resort features 80 units. Recreational activities at Fairfield Plantation include golf, fishing, its own private beach and three outdoor pools.

         Fairfield Sapphire Valley

         Sapphire, NC - Fairfield Sapphire Valley includes 194 units. The resort lies in the foothills of the Blue Ridge Mountains, 60 miles south of Asheville, North Carolina. The Pisgah National Forest and Great Smoky Mountains National Park are nearby and offer backpacking and other outdoor activities. Recreational activities at Fairfield Sapphire Valley include golf, fishing, white-water rafting and skiing in the winter months.

         Corporate Office

         The Company's corporate office is located in Little Rock, Arkansas and contains approximately 61,000 square feet of office space. The Company also leases various office space in locations where it conducts its sales and marketing operations. The Company believes that all of its office space is adequate to meet its needs for the foreseeable future and that, if necessary, it can obtain additional space at a reasonable cost without undo operational disruption.

         Development/Regulation
         -----------------------

         In certain of its developments, the Company engages in master planning of land, home and commercial construction and management of resort and conference facilities. Many state and local authorities have imposed restrictions and additional regulations on developers of VOIs and lots. Although these restrictions have generally increased the cost of selling VOIs and lots, the Company has not experienced material difficulties in complying with such regulations or operating within such restrictions. The Company's strategy includes expansion through the acquisition of properties in destination locations, including urban and coastal areas. There can be no assurance that the Company will be successful in resolving zoning and other property use restrictions and requirements likely to be encountered in such areas on favorable terms or that the costs of complying with such restrictions and requirements will not be greater than the Company has traditionally experienced in its development activities.

         The marketing and sales of VOIs and other operations are subject to extensive regulation by the federal government and by the states in which the Company's resorts are located and in which the VOIs are marketed and sold. The federal government and many states have adopted specific laws and regulations regarding the sale of lots, timeshares, telemarketing and certain of the Company's other activities, including that a "property report" be provided to certain purchasers, providing, among other things, detailed information about the particular community, the development and the purchaser's rights and obligations as a VOI or lot owner. The Company believes that it is in substantial compliance with all laws and regulations to which it is currently subject. However, there is no clear guidance regarding the scope and interpretation of the registration requirements of various state laws regulating certain types of timeshare marketing and sales programs. As part of managing its compliance program, the Company's Vacation Break subsidiary has begun to register its resorts for VOI sales in additional jurisdictions, consistent with the Company's practices. There can be no assurance that the costs of compliance in the applicable states will not be substantial. In addition, no assurance can be given that the cost of complying with laws and regulations in all jurisdictions in which the Company desires to conduct sales will not be significant, will not impair the cost-effectiveness of its marketing programs or that the Company is in fact in compliance with all applicable laws and regulations. If the Company is not in substantial compliance with applicable laws and regulations, among other consequences, it could be subject to regulatory actions and purchasers of VOIs could have certain rescission rights. In addition, there can be no assurance that laws and regulations (including existing interpretations thereof) applicable to the Company in any specific jurisdiction will not be revised or that other laws or regulations will not be adopted which could increase the Company's cost of compliance or prevent the Company from selling VOIs or conducting other operations in such jurisdiction. In particular, the Company has become more reliant on the use of telemarketing based marketing programs. Regulation of and laws governing the use of telemarketing has grown in the recent past and additional laws and regulations governing these activities may be adopted in the future. Any failure to comply with any applicable law or regulation, or any increases in the costs of compliance, could have a material adverse effect on the Company.

ITEM 3. LEGAL PROCEEDINGS
------  -----------------

         The information required by Item 3 is incorporated herein by reference to Note 17 - Contingencies of "Notes to Consolidated Financial Statements"
   ------------------------
included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1997.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   -----------------------------------------------------

         A special meeting of Fairfield's stockholders was held on December 19, 1997 whereby the stockholders approved the issuance of up to 5,826,281 shares (11,652,562 shares on a post split basis) of Common Stock to be issued pursuant to the merger with Vacation Break U.S.A., Inc. The number of votes cast by the stockholders regarding this proposal are as follows (For - 13,817,548; Against - 158,301; Abstain - 9,243). Additionally, the stockholders approved an amendment to the Certificate of Incorporation to increase the number of authorized common shares from 25,000,000 to 100,000,000. The number of votes cast by the stockholders regarding this proposal are as follows (For - 13,632,917; Against - 339,897; Abstain - 12,278).

Executive Officers of the Registrant
------------------------------------

         The following is a listing of the executive officers of the Company, none of whom has a family relationship with directors or other executive officers:

                         John W.  McConnell,  age 56,  has been  with  Fairfield
                    since 1986, serving as President and Chief Executive Officer since 1991; President and Chief Operating Officer from 1990 to 1991 and Senior Vice President and Chief Financial Officer prior thereto.

                         Robert Albertson, age 57, has been with Fairfield since
                    1996, serving as Senior Vice President/Corporate Marketing since September 1997 and Regional Vice President from 1996. Mr. Albertson was a sales and marketing consultant from 1992 to 1996 with the Global Group in Europe and other vacation ownership companies. From 1982 to 1992, Mr. Albertson was employed by Fairfield serving as a Regional Vice President and General Manager.

                         Marcel J. Dumeny, age 47, has been with Fairfield since
                    1987, serving as Senior Vice President and General Counsel since 1989 and Senior Vice President/Law and Development prior thereto.


                         Clay G.  Gring,  Sr.,  age 66, has been with  Fairfield
                    since 1991, serving as Senior Vice President/Development since February 1998; Senior Vice President/Chief Operating Officer from 1996 to February 1998 and Senior Vice President/Leisure Products Group prior thereto. Mr. Gring was self-employed from 1984 to 1991, specializing in the development and management of real estate properties, including resort communities and hospitality related properties.

                         Franz Hanning,  age 44, has been with  Fairfield  since
                    1982, serving as Senior Vice President and Chief Operating Officer/Vacation Ownership Business since February 1998; Senior Vice President/Corporate Sales from January 1997 to February 1998; Regional Vice President from 1991 to January 1997 and Vice President/Sales - Fairfield Williamsburg from 1990 to 1991.

                         Robert W. Howeth, age 50, has been with Fairfield since
                    1975, serving as Senior Vice President and Chief Financial Officer since 1996; Senior Vice President, Chief Financial Officer and Treasurer from 1994 to 1996; Senior Vice President and Treasurer from 1993 to 1994 and Senior Vice President/Planning and Administration from 1990 to 1993.

                         Mark Nuzzo, age 46, has been with Fairfield since 1983,
                    serving as Vice President of Property Management since 1995 and as Vice President of Resort Operations from 1991 to 1995.

                         William G. Sell, age 44, has been with Fairfield  since
                    1981, serving as Vice President, Controller and Chief Accounting Officer since 1988.

                                        PART II
                                        -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
------- ------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------
         Information required by Item 5 is incorporated herein by reference to Common Stock Prices included in the Registrant's Annual Report to Stockholders
-------------------
for the year ended December 31, 1997.

ITEM 6.   SELECTED FINANCIAL DATA
------    -----------------------

         Information required by Item 6 is incorporated  herein by reference  to
Selected   Financial  Data  included  in  the  Registrant's   Annual  Report  to
--------   --------   ----
Stockholders for the year ended December 31, 1997.

ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
-------   --------------------------------------------------
            CONDITION  AND  RESULTS  OF  OPERATIONS
            ---------------------------------------

          Information required by Item 7 is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of
     ---------------------------------------------------------------------------
     Operations  included in the Registrant's  Annual Report to Stockholders for
     ----------
     the year ended December 31, 1997.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------    -------------------------------------------

          Financial statements and supplementary data required by Item 8 are set forth below in Item 14(a), Index to Financial Statements.
                                -----------------------------

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------  -----------------------------------------------------------
           AND FINANCIAL DISCLOSURE
           ------------------------

          None

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

               (a)  Identification of Directors
                    ---------------------------

                         This  item  is  incorporated  herein  by  reference  to
                    Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders.

               (b)  Identification of Executive Officers
                    ------------------------------------

                         In  accordance   with   Regulation   S-K  Item  401(b),
                    Instruction 3, the information required by Item 10(b) concerning the Company's executive officers is furnished in a separate item captioned Executive Officers of the
                                                   -----------------------------
                    Registrant  in Part I above.
                    ----------

               (c)  Compliance  with  Section 16(a) of the  Exchange  Act
                    -----------------------------------------------------

                         This item is  incorporated by reference to Registrant's
                    Proxy Statement for its 1998 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION
-------- ----------------------

     This item is incorporated by reference to Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------- ---------------------------------------------------
          MANAGEMENT
          ----------

     This item is incorporated by reference to Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

     This item is incorporated by reference to Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders.

                                  PART IV
                                  -------

ITEM 14. EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K
-------- -------------------------------------------------------------------
         (a)(1) Index to Financial Statements:
                -----------------------------

                    The following  consolidated  financial statements and Report of Ernst & Young LLP, Independent Auditors, included in the Registrant's Annual Report to Stockholders, are incorporated herein by reference:

                  Consolidated Balance Sheets - December 31, 1997 and 1996

                  Consolidated Statements of Earnings - Years Ended December 31,
                    1997, 1996 and 1995

                  Consolidated Statements of Stockholders' Equity - Years Ended
                    December 31, 1997, 1996 and 1995

                  Consolidated Statements of Cash Flows - Years Ended December
                    31,  1997,  1996  and  1995

                  Notes to Consolidated Financial Statements - December 31, 1997

               (2)          The following  financial  statement schedule should
                    be read in conjunction with the consolidated financial statements included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1997:

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

            (d)     Financial Statement Schedules
                    -----------------------------
                         Following is the schedule as referenced in the Index to
                                                                        --------
                    Financial Statements included in Item 14(a)(2) above.
                    --------------------

                                                                     SCHEDULE II

                  Fairfield Communities, Inc. and Subsidiaries
                        Valuation and Qualifying Accounts
                                 (In thousands)

                                             Additions
                                         ------------------
                                                    Charged             Balance
                              Balance at Charged to   to                   at
                              Beginning  Costs and  Other                End of
    Description               of Period   Expenses Accounts Deductions   Period
----------------------------- ---------   -------- -------- ----------   ------
Year Ended December 31, 1997
Deducted from asset accounts:
  Allowance for loan losses   $16,528     $12,121    $ -    $ (7,801)    $20,848
                              =======     =======    ====   ========     =======

Year Ended December 31, 1996
Deducted from asset accounts:
  Allowance for loan losses   $15,471     $ 7,827    $ -    $ (6,770)(a) $16,528
                              =======     =======    ====   ========     =======
  Valuation allowance for
    deferred tax assets       $20,415     $   -      $ -    $(20,415)(b) $   -
                              =======     =======    ====   ========     =======

Year Ended December 31, 1995
Deducted from asset accounts:
  Allowance for loan losses   $12,011     $ 8,030    $ -    $ (4,570)(c) $15,471
                              =======     =======    ====   ========     =======
  Valuation allowance for
     deferred tax assets      $26,131     $   -      $547(d)$ (6,263)(e) $20,415
                              =======     =======    ====   ========     =======


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

                                         FAIRFIELD COMMUNITIES, INC.

Date: March 17, 1998                 By      /s/ J. W. McConnell
                                       ------------------------------------
                                         J. W. McConnell, President and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on the dates indicated:


Date:  March 17, 1998                By       /s/Les R. Baledge*
                                       -------------------------------------
                                          Les R. Baledge, Director


Date:  March 17, 1998                By     /s/ Ernest D. Bennett, III*
                                       -------------------------------------
                                          Ernest D. Bennett, III, Director

Date:  March 17, 1998                By     /s/ Philip L. Herrington*
                                       -------------------------------------
                                         Philip L. Herrington, Director

Date:  March 17, 1998                By       /s/ Bryan D. Langton*
                                       -------------------------------------
                                          Bryan D. Langton, Director

Date:  March 17, 1998                By      /s/ Charles D. Morgan*
                                        ------------------------------------
                                          Charles D. Morgan, Director

Date:  March 17, 1998                By     /s/ Ralph P. Muller, III*
                                       -------------------------------------
                                          Ralph P. Muller, Director

Date:  March 17, 1998                By     /s/ William C. Scott*
                                       -------------------------------------
                                          William C. Scott, Director

Date:  March 17, 1998                By     /s/ J. W. McConnell
                                       ------------------------------------
                                       J. W.  McConnell, Director, President
                                           and Chief Executive Officer

Date:  March 17, 1998                By      /s/ Robert W. Howeth
                                       ------------------------------------
                                     Robert W. Howeth, Senior Vice President
                                            and Chief Financial Officer

Date:  March 17, 1998                By        /s/ William G. Sell
                                       -------------------------------------
                                    William G. Sell, Vice President/Controller
                                           (Chief Accounting Officer)

Date:  March 17, 1998               *By     /s/J. W. McConnell
                                       -------------------------------------
                                       J. W. McConnell, Attorney-in-Fact

                           FAIRFIELD COMMUNITIES, INC.
                                  EXHIBIT INDEX
                                  -------------
Exhibit
Number
------
 3(a) Second Amended and Restated Certificate of Incorporation of the Registrant, effective September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

 3(b) Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 4.2 to the Registrant's Form S-8, SEC File No. 333-42901, and incorporated herein by reference)

 3(c) Fifth Amended and Restated Bylaws of the Registrant, dated May 9, 1996 (previously filed with the Registrant's Current Report on Form 8-K dated May 22, 1996 and incorporated herein by reference)

 4.1         Supplemented  and   Restated  Indenture  between the Registrant,
             Fairfield River Ridge, Inc., Fairfield St. Croix, Inc. and IBJ Schroder Bank & Trust Company, as Trustee, and Houlihan Lokey Howard & Zukin, as Ombudsman, dated September 1, 1992, related to the Senior Subordinated Secured Notes (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

 4.2 First Supplemental Indenture to the Supplemented and Restated Indenture, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

 4.3         Second   Supplemental    Indenture   to   the  Supplemented  and
             Restated Indenture, dated September 1, 1992 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

 4.4 Third Supplemental Indenture to the Supplemented and Restated Indenture, dated March 18, 1993 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 and incorporated herein by reference)

 4.5 Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

10.1 Amended and Restated Revolving Credit and Term Loan Agreement, dated September 28, 1993, by and between the Registrant, Fairfield Myrtle Beach, Inc. ("FMB"), Suntree Development Company, Fairfield Acceptance Corporation ("FAC") and The First National Bank of Boston ("FNBB") (previously filed with the Registrant's Current Report on Form 8-K dated October 1, 1993 and incorporated herein by reference)

Exhibit
Number
------

10.2         First    Amendment    to Amended and Restated  Revolving  Credit
             Agreement,   dated  May  13,  1994  (previously  filed  with  the
             Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference)

10.3 Second Amendment to Amended and Restated Revolving Credit Agreement, dated December 9, 1994 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

10.4         Third    Amendment  to   Amended and Restated  Revolving  Credit
             Agreement, dated December 19, 1994 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

10.5 Fourth Amendment to Amended and Restated Revolving Credit Agreement, dated November 20, 1995 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

10.6         Fifth    Amendment    to Amended and Restated  Revolving  Credit
             Agreement, dated January 25, 1996 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

10.7 Sixth Amendment to Amended and Restated Revolving Credit Agreement, dated December 12, 1996 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.8 Seventh Amendment to Amended and Restated Revolving Credit Agreement, dated December 19, 1997 (attached)

10.9 Eighth Amendment to Amended and Restated Revolving Credit Agreement, dated February 13, 1998 (attached)

10.10 Rights Agreement, dated September 1, 1992, between Registrant and Society National Bank, as Rights Agent (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

10.11        Amendment  to  Rights   Agreement,   dated  September  20,  1994
             (previously   filed  with  the  Registrant's  Form  8-A/A  dated
             November 1, 1994 and incorporated herein by reference)

10.12        Appointment   and   Acceptance Agreement,  dated March 3, 1994,
             between the Registrant and FNBB appointing FNBB as successor Rights Agent (previously filed with the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1993 and incorporated herein by reference)

Exhibit
Number
------

10.13 Sixth Amended and Restated Title Clearing Agreement by and among the Registrant, FAC, Lawyers Title Insurance Corporation, FNBB, First Commercial Trust Company, N.A., and Capital Markets Assurance Corporation, dated July 31, 1996 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.14 Fourth Amended and Restated Title Clearing Agreement by and among the Registrant, FAC, Colorado Land Title Company, FNBB, First Commercial Trust Company, N.A. and Capital Markets Assurance Corporation, dated July 31, 1996 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.15 Westwinds Third Amended and Restated Title Clearing Agreement by and among the Registrant, FMB, FAC, Lawyers Title Insurance Corporation, FNBB, and Resort Funding, Inc., dated November 15, 1992 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

10.16 First Amendment to Westwinds Third Amended and Restated Title Clearing Agreement, dated September 29, 1993 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.17         Second    Amendment   to  Westwinds  Third  Amended and Restated
              Title Clearing Agreement, dated March 28, 1995 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.18         Third  Amendment  to Westwinds  Third  Amended and Restated
              Title Clearing Agreement, dated July 31, 1996 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.19 Third Amended and Restated Revolving Credit Agreement between FAC and FNBB, dated September 28, 1993 (previously filed with Registrant's Current Report on Form 8-K dated October 1, 1993 and incorporated herein by reference)

10.20 Amendment to Third Amended and Restated Revolving Credit Agreement, dated December 9, 1994 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

10.21 Second Amendment to Third Amended and Restated Revolving Credit Agreement, dated December 19, 1994 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

Exhibit
Number
------

10.22 Third Amendment to Third Amended and Restated Revolving Credit Agreement, dated December 12, 1996 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.23 Fourth Amendment to Third Amended and Restated Revolving Credit Agreement, dated December 19, 1997 (attached)

10.24 Fifth Amendment to Third Amended and Restated Revolving Credit Agreement, Dated February 13, 1998 (attached)

10.25 Pledge and Servicing Agreement between Fairfield Funding Corporation, FAC, First Commercial Trust Company, N.A. and Texas Commerce Trust Company, N.A., dated September 28, 1993 (previously filed with Registrant's Current Report on Form 8-K filed October 1, 1993 and incorporated herein by reference)

10.26 Third Amended and Restated Operating Agreement, dated December 9, 1994, between the Registrant and FAC (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

10.27 Amended and Restated Credit Agreement, with an effective restatement date of October 2, 1996, among the Registrant, Fairfield Capital Corporation ("FCC"), FAC, Triple-A One Funding Corporation and Capital Markets Assurance Corporation as Administrative Agent and Collateral Agent (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference)

10.28 First Amendment to Amended and Restated Credit Agreement (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference)

10.29 Letter Agreement on Certain Contracts, Forms of Colorado Contracts, Environmental Disclosure Schedule and Pool Limit Excess, dated as of September 8, 1997 between Capital Markets Assurance Corporation, as Collateral Agent, Triple-A One Funding Corporation, BankBoston, N.A. as L/C Bank, FCC, FAC, FMB and Registrant (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference)

10.30 Amended and Restated Receivables Purchase Agreement with an effective restatement date of October 2, 1996, among the
              Registrant, FAC, FMB and FCC (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference)

10.31 Amended and Restated Nashville Title Clearing Agreement by and among the Registrant, FAC, Lawyers Title Insurance Corporation, FNBB, and Capital Markets Assurance Corporation, dated July 31, 1996 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

Exhibit
Number
------

10.32 Amended and Restated Seawatch Plantation Title Clearing Agreement by and among the Registrant, FMB, FAC, Lawyers Title Insurance Corporation, FNBB, and Capital Markets Assurance Corporation, dated July 31, 1996 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.33 Third Amended and Restated Supplementary Trust Agreement (Arizona) by and among the Registrant, FAC, First American Title Insurance Company, FNBB, and Capital Markets Assurance Corporation, dated March 28, 1995 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.34 First Amendment to Third Amended and Restated Supplementary Trust Agreement (Arizona), dated July 31, 1996 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.35 Protected Interest Rate Agreement, dated September 4, 1997, between BankBoston, N.A. and FCC (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference)

10.36         Agreement and Plan of Merger,  dated August 8, 1997,  among
              the  Company,   FCVB  Corp.,  and  Vacation  Break  U.S.A.,  Inc.
              (previously filed as Exhibit 2.1 to the Registrant's Form S-4, SEC File No. 333-39615, and incorporated herein by reference)

10.37 Joint Proxy Statement/Prospectus, dated November 10, 1997 (previously filed by the Registrant on November 10, 1997, pursuant to Rule 424(b) under the Securities Act, and specified sections of which are incorporated herein by reference)

10.38 Agreement and Plan of Merger among the Registrant, FC Ocean Ranch, Inc., James E. Lambert, James R. Lambert, Daniel Lambert and Ocean Ranch Development, Inc. dated December 10, 1997 (attached)

10.39         Agreement and Plan of Merger among the Registrant,  FC Palm
              Aire, Inc., the Berkley Group, Inc. and Palm Resort Group, Inc., dated December 10, 1997 (attached)

10.40         Agreement  and Plan of Merger  among the  Registrant,  FA,
              Inc., Carl Flemister, C. Wendell Flemister, Jr., and Apex Marketing, Inc., dated October 22, 1997 (attached)

10.41 Amendment Number One to the Agreement and Plan of Merger among the Registrant, FA, Inc., Carl Flemister, C. Wendell Flemister, Jr., and Apex Marketing, Inc., dated October 31, 1997 (attached)

10.42 Amendment Number Two to the Agreement and Plan of Merger among the Registrant, FA, Inc., Carl Flemister, C. Wendell Flemister, Jr., and Apex Marketing, Inc., dated December 3, 1997 (attached)

Exhibit
Number
------

10.43 Principal Stockholders Agreement among the Registrant, FCVB Corp., Ralph P. Muller, R & A Partnership, Ltd. and Kevin Sheehan, dated August 8, 1997 (attached)

10.44 Escrow Agreement among the Registrant, Ralph P. Muller, R & A Partnership, Ltd., Kevin Sheehan and Mercantile Bank of Arkansas, as escrow agent, dated August 8, 1997 (attached)


                        COMPENSATORY PLANS OR ARRANGEMENTS

10.45         Form of  Warrant  Agreement  between  the  Registrant  and
              directors   of  the   Registrant   (previously   filed  with  the
              Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference)

10.46         Registrant's Savings/Profit Sharing Plan, effective July 1,
              1994 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

10.47         Amendment Number One to Registrant's Savings/Profit Sharing
              Plan, effective January 1, 1995 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.48         Amendment Number Two to Registrant's Savings/Profit Sharing
              Plan, effective January 1, 1996 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

10.49 Amendment Number Three to Registrant's Savings/Profit Sharing Plan, effective September 20, 1996 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.50         Amendment  Number  Four  to  Registrant's   Savings/Profit
              Sharing Plan, effective January 1, 1997 (attached)

10.51 Employment Agreement, dated September 20, 1991, by and between the Registrant and Mr. John W. McConnell (previously filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference)

10.52 Employment Agreement, dated September 20, 1991, by and between the Registrant and Mr. Marcel J. Dumeny (previously filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference)

10.53         Form of Amendment No. One to Employment  Agreements between
              Registrant   and   certain   officers   (previously   filed  with
              Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

Exhibit
Number
------

10.54 Form of Warrant Agreement between Registrant and certain officers and executives of the Registrant (previously filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference)

10.55         Registrant's  Third Amended and Restated 1992 Warrant Plan
              (attached)

10.56 Form of Indemnification Agreement between the Registrant and certain officers and directors of the Registrant (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

10.57         Form of  Severance  Agreement  between the  Registrant  and
              certain  officers  of  the  Registrant   (previously  filed  with
              Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1993 and incorporated herein by reference)

10.58 Registrant's Excess Benefit Plan, adopted February 1, 1994 (previously filed with the Registrants Annual Report on Form 10-K/A for the year ended December 31, 1993 and incorporated herein by reference)

10.59         First  Amendment to Excess  Benefit  Plan,  adopted May 11,
              1995 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference)

10.60         Registrant's Key Employee  Retirement Plan, adopted January
              1, 1994 (previously filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference)

10.61         First Amendment to Key Employee  Retirement  Plan,  adopted
              May 11, 1995 (previously filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference)

10.62         Restricted Stock Agreement  between the Registrant and John
              W. McConnell, entered into on December 19, 1996 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.63         Registrant's Employee Stock Purchase Plan (attached)

10.64         Registrant's  Second Amended and Restated 1997 Stock Option
              Plan (attached)

10.65 Vacation Break U.S.A., Inc. 1995 Stock Option Plan, as amended (previously filed as Exhibit 4.5 to the Registrant's Form
              S-8,  SEC  File  No.  333-42901,   and  incorporated   herein  by
              reference)

13 Portions of Registrant's Annual Report to Stockholders for the year ended December 31, 1997 which are incorporated herein by reference: Common Stock Prices; Selected Financial Data; Management's Discussion and Analysis of Financial Condition and Results of Operations; Report of Ernst & Young LLP, Independent Auditors; Consolidated Balance Sheets; Consolidated Statements of Earnings; Consolidated Statements of Stockholders' Equity; Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements (attached)

Exhibit
Number
-----
21            Subsidiaries of the Registrant (attached)

23.1          Consent of Ernst & Young LLP, Independent Auditors (attached)

23.2          Consent of Coopers & Lybrand LLP (attached)

24            Powers of Attorney (attached)

27.1          Financial Data Schedule, December 31, 1997 (attached)

27.2 Restated Financial Data Schedules - September 30, 1997, June 30, 1997, March 31, 1997 and December 31, 1996 (attached)

27.3 Restated Financial Data Schedules - September 30, 1996, June 30, 1996, March 31, 1996 and December 31, 1995 (attached)