Form 10-Q
period 1998-03-31
FAIRFIELD COMMUNITIES INC
filed 1998-05-11
CIK 276189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

   (Mark One)

         [X]   Quarterly  Report  Pursuant  to  Section 13 or 15(d) of the
                Securities Exchange Act of 1934

               For the quarter ended March 31, 1998

         [ ]   Transition  Report Pursuant to Section 13 or 15(d) of the
                Securities  Exchange Act of 1934

               For the transition  period from _________ to __________

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

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of April 30, 1998 totaled 45,536,426.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                                                          Page
                                                                           No.
                                                                          ----
PART 1. - FINANCIAL INFORMATION

    Item 1. Financial Statements

            Consolidated Balance Sheets as of March 31, 1998
             (unaudited) and December 31, 1997                             3

            Consolidated Statements of Earnings for the Three Months
             Ended March 31, 1998 and 1997 (unaudited)                     4

            Consolidated  Statements of Cash Flows for the Three Months
             Ended March 31, 1998 and 1997 (unaudited)                     5

            Notes to Consolidated Financial Statements (unaudited)         6

    Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     14

PART II. -  OTHER INFORMATION

    Item 1. Legal Proceedings                                              18

    Item 6. Exhibits and Reports on Form 8-K                               18

SIGNATURES                                                                 19

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)

                                                     March 31,     December 31,
                                                       1998            1997
                                                       ----            ----
                                                    (Unaudited)
ASSETS
  Cash and cash equivalents                         $  5,420        $  3,074
  Loans receivable, net                              223,367         291,209
  Real estate inventories                            103,426          93,139
  Property and equipment, net                         24,610          24,370
  Restricted cash and escrow accounts                 20,199          25,607
  Investment in and net amount due
    from unconsolidated subsidiary                    17,779             -
  Other assets                                        30,334          26,533
                                                    --------        --------
                                                    $425,135        $463,932
                                                    ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Financing arrangements                          $115,992        $170,081
    Deferred revenue                                  27,075          29,769
    Accounts payable                                  16,544          20,398
    Accrued income taxes                              14,109          12,566
    Other liabilities                                 51,214          43,936
                                                    --------        --------
                                                     224,934         276,750
                                                    --------        --------
  Stockholders' Equity:
    Common stock, $.01 par value,
     100,000,000 shares authorized,
     49,914,440 and 49,491,666 shares
     issued as of March 31, 1998 and
     December 31, 1997, respectively                    499              495
    Paid-in capital                                 112,444          107,920
    Retained earnings                                87,488           79,083
    Unamortized value of restricted stock              (230)            (316)
    Treasury stock, at cost, 4,550,306 shares
     in 1998 and 4,573,266 shares in 1997               -                -
                                                   --------         --------
                                                    200,201          187,182
                                                   --------         --------
                                                   $425,135         $463,932
                                                   ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                      Three Months Ended
                                                           March 31,
                                                    ----------------------
                                                      1998          1997
                                                      ----          ----
REVENUES
  Vacation ownership interests, net                 $60,205       $47,952
  Resort management                                   9,600         7,040
  Interest                                           10,299         8,301
  Other                                               5,690         5,491
                                                    -------       -------
                                                     85,794        68,784
                                                    -------       -------
EXPENSES
  Vacation ownership interests                       16,675        13,052
  Provision for loan losses                           2,917         1,775
  Selling                                            29,160        24,090
  Resort management                                   8,104         5,945
  General and administrative                          7,819         7,722
  Interest, net                                       3,624         2,193
  Other                                               4,241         4,222
                                                    -------       -------
                                                     72,540        58,999
                                                    -------       -------
Earnings before net earnings of unconsolidated
 subsidiary and provision for income taxes           13,254         9,785
Net earnings of unconsolidated subsidiary               251           -
                                                    -------       -------
Earnings before provision for income taxes           13,505         9,785
Provision for income taxes                            5,100         3,734
                                                    -------       -------
Net earnings                                        $ 8,405       $ 6,051
                                                    =======       =======

BASIC EARNINGS PER SHARE                               $.19          $.14
                                                       ====          ====
DILUTED EARNINGS PER SHARE                             $.18          $.13
                                                       ====          ====

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                            44,276        43,505
                                                     ======        ======
    Diluted                                          47,113        46,719
                                                     ======        ======

The accompanying notes are an integral part of these consolidated financial statements.

                FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                (UNAUDITED)

                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                           1998           1997
                                                           ----           ----
 OPERATING ACTIVITIES
    Net earnings                                       $   8,405       $  6,051
    Adjustments to reconcile net earnings to net
     cash (used in) provided by operating activities:
      Depreciation                                         1,652          1,164
      Amortization                                           251            573
      Provision for loan losses                            2,917          1,775
      Net earnings of unconsolidated subsidiary             (251)           -
      Tax benefit from employee stock benefit plans        1,056            366
      Changes in operating assets and liabilities:
       Real estate inventories                           (10,287)        (4,388)
       Deferred revenue, accounts payable
        and other liabilities                             (2,676)           308
       Other                                              (3,068)         3,862
                                                       ---------       --------
  Net cash (used in) provided by operating activities     (2,001)         9,711
                                                       ---------       --------
 INVESTING ACTIVITIES
   Purchases of property and equipment, net               (1,446)        (1,507)
   Principal collections on loans receivable              37,864         31,382
   Originations of loans receivable                      (50,125)       (42,588)
   Sales of loans receivable to
    unconsolidated subsidiary                             64,729            -
   Net investment activities of net liabilities
    of assets held for sale                                  -           (8,293)
                                                       ---------       --------
  Net cash provided by (used in)investing activities      51,022        (21,006)
                                                       ---------       --------
  FINANCING ACTIVITIES
    Proceeds from financing arrangements                 128,374         95,240
    Repayments of financing arrangements                (182,463)       (87,209)
    Activity related to employee stock benefit plans       2,667            554
    Net decrease (increase) in restricted
     cash and escrow accounts                              4,747         (3,894)
                                                      ----------       --------
 Net cash (used in) provided by financing activities     (46,675)         4,691
                                                      ----------       --------
  Net increase (decrease) in cash and cash equivalents     2,346         (6,604)
  Cash and cash equivalents, beginning of period           3,074         13,316
                                                      ----------       --------
  Cash and cash equivalents, end of period            $    5,420       $  6,712
                                                      ==========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid, net of amounts capitalized           $    3,898       $  3,083
                                                      ==========       ========
  Income taxes paid                                   $    2,897       $    100
                                                      ==========       ========
  Capitalized interest                                $      139       $    193
                                                      ==========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PREPARATION
------   -------------------------------------

         Organization
         ------------

         Fairfield Communities, Inc. ("Fairfield" and together with its consolidated subsidiaries, the "Company") is one of the largest vacation ownership companies in the United States in terms of property owners and vacation units constructed. The Company's operations consist of 25 resorts located in 11 states and the Bahamas. Of the Company's 25 resorts, 15 are located in destination areas with popular vacation attractions and 10 are located in scenic regional locations.

         The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial information is unaudited, but reflects all adjustments consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the results of operations for such interim periods. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997. All significant intercompany balances and transactions have been eliminated in consolidation.

         Basis of Preparation
         --------------------

         Fairfield Receivables Corporation ("FRC") was incorporated on January 13, 1998 as a wholly owned but unconsolidated special purpose subsidiary of Fairfield Acceptance Corporation ("FAC"), which is itself a wholly owned, consolidated subsidiary of the Company. Statement of Financial Accounting Standards ("SFAS") No. 125, requires that qualifying special purpose entities, which engage in qualified sales of financial assets with affiliated companies, be accounted for on an unconsolidated basis using the equity method of accounting. See Note 12 for condensed financial information of Fairfield Receivables Corporation.

NOTE 2 - NEW ACCOUNTING STANDARDS
------   ------------------------

         In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131, which the Company will be required to adopt in the fourth quarter of 1998, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas of operations and major customers. Management is currently studying and analyzing SFAS No. 131 as well as the Company's operations to determine the applicability of SFAS No. 131.

NOTE 3 - MERGERS AND ACQUISITIONS
------   ------------------------

         On December 19, 1997, the Company acquired all of the outstanding common stock of Vacation Break U.S.A., Inc. ("Vacation Break") in exchange for approximately 10,632,000 shares of its common stock. The resorts acquired by the Company in conjunction with the merger are located in Pompano Beach, Florida (four resorts), Orlando, Florida and a 50%-owned resort located in the Bahamas. The merger was accounted for as a pooling of interests and, accordingly, all prior period financial information has been restated as if the merger took place at the beginning of such periods.

         Additionally, on December 19, 1997, Fairfield acquired the remaining 45% minority interest in Vacation Break's joint ventures in the Palm Aire and Royal Vista resorts for approximately $13.5 million in cash. These acquisitions have been accounted for as purchases and the total results of operations of these resorts have been included in the consolidated financial statements from the date of acquisition.

NOTE 4 - STOCKHOLDERS' EQUITY
------   --------------------

         On December 11, 1997, Fairfield's Board of Directors declared a two-for-one common stock split in the form of a stock dividend effective January 30, 1998 to shareholders of record on January 15, 1998. All references to numbers of shares, per share amounts and average shares outstanding in the consolidated financial statements have been restated.

NOTE 5 - LOANS RECEIVABLE
------   ----------------

         Loans receivable consisted of the following (In thousands):

                                                 March 31,    December 31,
                                                   1998          1997
                                                   ----          ----
  Contracts                                     $230,822       $302,519
  Mortgages                                        7,892          9,538
                                                --------       --------
                                                 238,714        312,057
  Less allowance for loan losses                 (15,347)       (20,848)
                                                --------       --------
                                                $223,367       $291,209
                                                ========       ========

     During March 1998, the Company sold approximately $82.0 million of contracts receivable to FRC, its wholly owned, unconsolidated qualifying special purpose subsidiary (see Note 12). Except for the repurchase of defective contracts receivable, as defined by the Receivables Purchase Agreement dated January 15, 1998, the Company is not obligated to repurchase contracts receivable sold to FRC. It is anticipated, however, that the Company will repurchase defaulted contracts receivable from FRC to facilitate the remarketing of the underlying collateral. The Company maintains an allowance for loan losses in connection with its option to repurchase the defaulted contracts receivable from FRC. This allowance, totaling $4.7 million at March 31, 1998, is included in "Other liabilities" in the Consolidated Balance Sheet.


NOTE 6 - VACATION OWNERSHIP INTERESTS
------   ----------------------------

     Sales of vacation ownership interests are summarized as follows (In thousands):

                                                         Three Months Ended
                                                              March 31,
                                                      ------------------------
                                                        1998            1997
                                                        ----            ----
 Vacation ownership interests                         $60,359         $46,911
 Less: Deferred revenue on current year sales, net     (1,790)         (7,555)
 Add: Revenue recognized on  prior year sales           1,636           8,596
                                                      -------         -------
                                                      $60,205         $47,952
                                                      =======         =======

NOTE 7- REAL ESTATE INVENTORIES
------  -----------------------

         Real estate inventories are summarized as follows (In thousands):


                                                    March 31,       December 31,
                                                      1998             1997
                                                      ----             ----
    Land:
      Under development                             $ 19,549           $20,186
      Undeveloped                                      9,276             6,480
                                                    --------           -------
                                                      28,825            26,666
                                                    --------           -------
    Residential housing:
      Vacation ownership interests                    70,434            62,410
      Homes                                            4,167             4,063
                                                    --------           -------
                                                      74,601            66,473
                                                    --------           -------
                                                    $103,426           $93,139
                                                    ========           =======


NOTE 8 - FINANCING ARRANGEMENTS
------   ----------------------

         Financing arrangements are summarized as follows (In thousands):

                                                   March 31,       December 31,
                                                     1998              1997
                                                     ----              ----
   Revolving credit agreements                    $ 47,234          $ 94,101
   Notes payable collateralized by
    contracts receivable:
     Fairfield Capital Corporation                  54,965            60,147
     Fairfield Funding Corporation                  10,597            12,330
   Notes payable - other                             3,196             3,503
                                                  --------          --------
                                                  $115,992          $170,081
                                                  ========          ========

     On January 15, 1998, the Company amended, in their entirety, the previously existing revolving credit agreements between Fairfield, FAC and their primary lender. The Amended and Restated Revolving Credit Agreements (the "Credit Agreements") provide borrowing availability to Fairfield of up to $40.0 million (including up to $10.0 million for letters of credit) and up to $20.0 million for FAC (including up to $1.0 million for letters of credit). The Credit Agreements mature in January 2001 and bear interest at variable interest rates equal to the base rate of the primary lender minus .25%, in the case of Fairfield and, in the case of FAC, at the base rate of the primary lender minus .75%. The respective interest rates at March 31, 1998 for Fairfield and FAC were 8.25% and 7.75%, respectively.

     On February 2, 1998, FAC entered into an interest rate swap agreement with its primary lender, which provides for a fixed interest rate of 5.63% on $50.0 million of outstanding debt. This agreement is subject to the scheduled amortization of a pool of contracts receivable and will expire in February 2002.

     On January 15, 1998, FRC, a wholly owned, unconsolidated qualifying special purpose subsidiary of FAC, entered into a Credit Agreement (the "FRC Agreement") which provides for borrowings of up to $150.0 million for the purchase of contracts receivable from FAC pursuant to the Receivables Purchase Agreement, among Fairfield as originator, FAC as seller and FRC as purchaser. During March 1998, approximately $82.0 million of contracts receivable were sold from FAC to FRC, with FRC funding the purchase of contracts receivable through advances from the FRC Agreement of $64.7 million. The FRC Agreement bears interest at commercial paper rates (approximately 6% at March 31, 1998). See Note 12 for condensed financial information of FRC.

NOTE 9 - NET LIABILITIES OF ASSETS HELD FOR SALE
------   ---------------------------------------

     During the first quarter of 1997, the Company transferred $7.9 million in cash and assets collateralizing the 10% Senior Subordinated Secured Notes (the "FCI Notes"), with an appraised market value of $7.2 million, in settlement of the FCI Notes. The indenture trustee, at the direction of the majority noteholders, filed suit in the United States District Court for the Southern District of New York, contesting the Company's method of satisfying this obligation and claiming a default under the indenture securing the FCI Notes. On April 24, 1998, the court entered an order denying the relief sought by the indenture trustee and granting the Company's motion for summary judgment. The time for the indenture trustee to appeal the court's order has not yet expired (see Note 14).

NOTE 10 - EARNINGS PER SHARE
-------   ------------------

         The following table sets forth the computation of basic and diluted earnings per share ("EPS") (In thousands, except per share data):

                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                           1998           1997
                                                           ----           ----
Numerator:
  Net income - Numerator for basic and diluted EPS       $ 8,405        $ 6,051
                                                         =======        =======
Denominator:
  Denominator for basic EPS - weighted average shares     44,276         43,505
  Effect of dilutive securities:
   Restricted common stock                                    90            180
   Options and warrants                                    2,140          2,107
   Common stock held in escrow                               607            366
   Other                                                     -              561
                                                         -------        -------
   Dilutive potential common shares                        2,837          3,214
                                                         -------        -------
   Denominator for diluted EPS - adjusted weighted
     average shares and assumed conversions               47,113         46,719
                                                         =======        =======
Basic earnings per share                                    $.19           $.14
                                                            ====           ====
Diluted earnings per share                                  $.18           $.13
                                                            ====           ====

NOTE 11 - FAIRFIELD ACCEPTANCE CORPORATION
-------   --------------------------------

        Condensed consolidated financial information for FAC is summarized as follows (In thousands):

                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    March 31,     December 31,
                                                      1998            1997
                                                      ----            ----
ASSETS
  Cash                                              $  1,412        $    494
  Loans receivable, net                              110,285         111,071
  Restricted cash                                      3,438           3,749
  Due from parent                                      3,933           6,710
  Investment in and net amount due
   from unconsolidated subsidiary                     17,779             -
  Other assets                                         2,847           2,390
                                                    --------        --------
                                                    $139,694        $124,414
                                                    ========        ========

LIABILITIES AND EQUITY
  Financing arrangements                            $ 85,562        $ 72,477
  Accrued interest and other liabilities                 635             703
  Equity                                              53,497          51,234
                                                    --------        --------
                                                    $139,694        $124,414
                                                    ========        ========

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                                        Three Months Ended
                                                             March 31,
                                                     -------------------------
                                                       1998             1997
                                                       ----             ----
  Revenues                                            $4,835           $3,946
  Expenses                                             1,840            1,521
                                                      ------           ------
  Earnings before net earnings of unconsolidated
   subsidiary and provision for income taxes           2,995            2,425
  Net earnings of unconsolidated subsidiary              251              -
                                                      ------           ------
  Earnings before provision for income taxes           3,246            2,425
  Provision for income taxes                           1,103              951
                                                      ------           ------
  Net earnings                                        $2,143           $1,474
                                                      ======           ======


NOTE 12 - FAIRFIELD RECEIVABLES CORPORATION
-------   ---------------------------------

     FRC was incorporated on January 13, 1998 for the specific purpose of purchasing contracts receivable from FAC, with the purchases funded by advances from the FRC Agreement, which provides for borrowings of up to $150.0 million. FRC is a wholly owned, unconsolidated qualifying special purpose subsidiary of FAC. SFAS No. 125 requires that qualifying special purpose entities, which engage in qualified sales of financial assets with affiliated companies, be accounted for on an unconsolidated basis, using the equity method of accounting. The purchase of contracts receivable by FRC is subject to a Receivables Purchase Agreement dated January 15, 1998 between Fairfield as originator, FAC as seller and FRC as purchaser. The Receivables Purchase Agreement substantially restricts the transfer of assets from FRC to FAC.

     During March 1998, approximately $82.0 million of contracts receivable were sold from FAC to FRC, with FRC funding the purchase of contracts receivable through advances from the FRC Agreement of $64.7 million. The FRC Agreement bears interest at commercial paper rates (approximately 6% at March 31, 1998).

     In March 1998, FRC entered into certain interest rate swap and cap transactions with its primary lender to provide for a fixed interest rate of 5.78% on $59.8 million of outstanding indebtedness through June 2004, unless terminated earlier by the primary lender (early termination may occur at the option of the primary lender in March 2001). Interest rate differentials to be paid under the terms of the interest rate swap and cap agreements are recognized as an adjustment of interest expense related to the designated financing arrangment.

        Condensed financial information for FRC is summarized as follows (In thousands):
                             CONDENSED BALANCE SHEET


                                                             March 31,
                                                               1998
                                                               ----
ASSETS
  Loans receivable, net                                      $82,039
  Restricted cash                                                661
                                                             -------
                                                             $82,700
                                                             =======
LIABILITIES AND EQUITY
  Financing arrangements                                     $78,859
  Accrued interest and other liabilities                         256
  Due to parent                                                  840
  Equity                                                       2,745
                                                             -------
                                                             $82,700
                                                             =======

                       CONDENSED STATEMENT OF EARNINGS

                                                        Three Months Ended
                                                            March 31,
                                                              1998
                                                              ----

  Revenues                                                    $662
  Expenses                                                     264
                                                              ----
  Earnings before provision for income taxes                   398
  Provision for income taxes                                   147
                                                              ----
  Net earnings                                                $251
                                                              ====

NOTE 13 - SUPPLEMENTAL INFORMATION
-------   ------------------------

         Included in other  assets at March 31, 1998 and  December  31, 1997 are
(i) other receivables of $7.4 million and $5.5 million, respectively (consisting primarily of receivables from property owner associations), (ii) $2.1 million and $2.0 million, respectively, related to assets of the Company's life insurance subsidiary and (iii) unamortized capitalized financing costs totaling $3.2 million and $2.4 million, respectively.

     Included in other  liabilities  at March 31, 1998 and December 31, 1997 are
(i) accruals totaling $12.4 million and $14.0 million, respectively, related to the Company's employee compensation programs and related benefits, (ii) accruals totaling $6.6 million and $5.6 million, respectively, for the fulfillment costs associated with the Company's Discovery Vacations program, (iii) deposits associated with sales contracts totaling $6.8 million and $6.6 million, respectively, and (iv) an accrued liability of $4.7 million at March 31, 1998 in connection with the Company's option to repurchase defaulted contracts receivable from FRC.

         Other revenues for the three months ended March 31, 1998 and 1997 include home sales revenue totaling $3.0 million and $2.5 million, respectively, and lot sales revenue totaling $1.2 million and $2.0 million, respectively. Other expenses for the three months ended March 31, 1998 and 1997 include cost of home sales, including selling expenses, totaling $2.6 million and $2.2 million, respectively, and cost of lot sales of $.4 million and $.5 million, respectively.

NOTE 14 - CONTINGENCIES
-------   -------------

     In July 1993 and September 1993, two lawsuits (the "Recreation Fee Litigation") were filed by 29 individuals and a company against Fairfield in the District Court of Archuleta County, Colorado. The Recreation Fee Litigation, which seeks certification as class actions, alleges that Fairfield and its predecessors in interest wrongfully imposed an annual recreation fee on owners of lots, condominiums, townhouses, VOIs and single family residences in Fairfield's Pagosa, Colorado development. The amount of the recreation fee, which was adopted in August 1983, is $180 per lot, condominium, townhouse and single family residence subject to the fee and $360 per unit for VOIs. The plaintiffs have asserted in court appearances that the actions focus on recreation fees collected in Pagosa for lots from September 1, 1992 (which is the effective date of Fairfield's Chapter 11 bankruptcy reorganization plan) to the present. The Recreation Fee Litigation in general seeks (a) a declaratory judgment that the recreation fee is invalid; (b) the refund, with interest, of the recreation fees which were allegedly improperly collected by Fairfield; (c) damages arising from Fairfield's allegedly improper attempts to collect the recreation fee (i) in an amount of not less than $1,000 per lot in one case and
(ii) in an unstated amount in the other case; (d) punitive damages; and (e) recovery of costs and expenses, including attorneys' fees. The court has not yet ruled on whether or not the Recreation Fee Litigation will be allowed to proceed as class actions. Because of the nature of the litigation, Fairfield is unable to determine with certainty the dollar amount sought by plaintiffs, but estimates that it has collected approximately $600,000 in recreation fees during the relevant period for lots at Pagosa. Fairfield filed various proceedings alleging that the Recreation Fee Litigation, and certain other related cases described below, violated the discharge granted to Fairfield in its Chapter 11 bankruptcy reorganization and the injunction issued by the Bankruptcy Court for the Eastern Division of Arkansas, Western Division (the "Bankruptcy Court"), against prosecution of any claims discharged in the bankruptcy proceedings. The Bankruptcy Court decisions were appealed to the United States District Court, Eastern Division of Arkansas, Western Division, with subsequent appeals to the Court of Appeals for the Eighth Circuit. By opinion filed April 27, 1998, the Court of Appeals held that the actions, in general, are not barred by the Bankruptcy Court's discharge order and injunction. Two additional related lawsuits were also filed in the Archuleta County District Court, raising similar issues and demands as the Storm and Daleske cases. The Fiedler case, filed in October 1994, was filed individually, while the second of these cases, the Lobdell case, was filed in November 1994, as a purported class action. The Colorado District Court entered summary judgment against Fairfield in the Fiedler case, holding that the individual lot in question is not subject to the recreation fee, based upon facts unique to the Fiedler case. Fairfield appealed the summary judgment decision in the Fiedler case. Motions and cross motions for summary judgment have been filed in Colorado state court in three of the cases and remain pending. Fairfield intends to defend vigorously the Recreation Fee Litigation, and the two related cases, including any attempt to certify a class in any of the cases, and believes that it has substantive defenses. Fairfield has previously implemented recreation fee charges at certain other of its resort sites which are not subject to the pending action.

     In December 1993, Charlotte T. Curry, who, with her husband, purchased a lot from Fairfield under an installment sale contract subsequently sold to First Federal Savings and Loan Association of Charlotte ("First Federal"), filed suit against First Federal in Superior Court in Mecklenburg County, North Carolina, alleging breach of contract, breach of fiduciary duty and unfair trade practices. In April 1994, the complaint was amended, (a) adding Fairfield as a party, (b) adding an additional count against both Fairfield and First Federal alleging violation of the North Carolina's Racketeer Influenced and Corrupt Organizations ("RICO") Statute and (c) adding a count against Fairfield alleging fraud. The litigation, which sought class action certification, contested the method used by Fairfield to calculate refunds for lot purchasers whose installment sale contracts were cancelled due to failure to complete payment of the deferred sales price for the lot. Most installment lot sale contracts require Fairfield to refund to a defaulting purchaser the amount paid in principal, after deducting the greater of (a) 15% of the purchase price of the lot or (b) Fairfield's actual damages. The plaintiff disputes Fairfield's method of calculating damages, which has historically included certain sales, marketing and other expenses. In the case of Ms. Curry's lot, the amount of refund claimed as having been improperly retained is approximately $3,600. The Curry lawsuit sought damages, punitive damages, treble damages under North Carolina law for unfair trade practices and RICO, prejudgment interest and attorneys' fees and costs. By order dated July 6, 1994, the court dismissed Ms. Curry's claims for
(a) breach of contract, due to the statute of limitations, (b) breach of fiduciary duty, due to the lack of a fiduciary duty and the statute of limitations, (c) fraud, due to the statute of limitations, and (d) RICO, due to failure to state a claim. The court, by order dated August 16, 1994, dismissed Ms. Curry's only remaining claim against Fairfield, for unfair trade practices, subject to possible appeal rights. By order filed September 15, 1995, the court denied the plaintiff's motion for class certification. The plaintiff appealed the denial of the motion for class certification to the North Carolina Court of Appeals, which dismissed the appeal by order dated January 8, 1997. Subsequently, the plaintiff requested that the Supreme Court of North Carolina grant discretionary review of the decision denying class certification, which the Supreme Court of North Carolina declined. In April 1998, the plaintiff in the Curry case dismissed the lawsuit. On January 7, 1998, the attorneys who previously represented Ms. Curry filed another lawsuit (the Scarvey lawsuit), currently pending in Superior Court in Mecklenburg County, North Carolina, as a purported class action, against First Federal, alleging breach of contract, breach of fiduciary duty and unfair trade practices, and seeking damages as outlined above in the Curry case. The Scarvey case seeks to relitigate the North Carolina courts' refusal to certify the Curry case as a class action and asserts that the Curry case tolled the statute of limitations for Ms. Scarvey's claims, which are alleged to post-date Ms. Curry's claims. Under the Stock Purchase Agreement for the sale of First Federal, Fairfield agreed to indemnify the buyer against any liability in the Curry litigation. Fairfield does not believe that it is obligated under the Stock Purchase Agreement to indemnify the buyer of First Federal for the Scarvey litigation, but the buyer has asserted that it intends to file a third party action against Fairfield contesting Fairfield's interpretation of the Stock Purchase Agreement and asserting other common law statutory grounds for indemnification. Fairfield also cancelled defaulted lot installment sales contracts owned by it and its subsidiaries (other than First Federal), using the same method of calculating refunds as was at issue in the Curry litigation.

     During the first quarter of 1997, the Company transferred $7.9 million in cash and the assets collateralizing the 10% Senior Subordinated Secured Notes (the "FCI Notes"), with an appraised market value of $7.2 million (the "Real Estate Collateral"), in settlement of the FCI Notes. The indenture trustee, at the direction of the majority noteholders, filed suit in the United States District Court for the Southern District of New York, contesting the Company's method of satisfying this obligation and claiming a default under the indenture securing the FCI Notes. This action alternatively (a) disputed the Company's right to transfer the Real Estate Collateral in satisfaction of the FCI Notes, seeking instead a cash payment of $7.2 million, plus penalty interest and the fees and expenses of the action, or (b) disputed the $7.9 million cash transfer, seeking instead the issuance of 1,764,706 shares (after giving effect to the 2-for-1 share stock split, effective January 30, 1998) of Fairfield's Common Stock (the "Contested Shares"), previously reserved for issuance if a deficiency resulted on the FCI Notes at maturity. Pursuant to the indenture for the FCI Notes, the noteholders are entitled to retain, as a premium, up to $2.0 million from the proceeds of the collateral transferred in satisfaction of the FCI Notes (including, if applicable, shares of Fairfield's Common Stock) in excess of the amount of principal and accrued interest due at maturity. The indenture trustee has asserted that the $2.0 million premium limit is not applicable to the Contested Shares, accordingly claimed entitlement to all of the Contested Shares and on September 24, 1997 filed a motion seeking to require the immediate issuance and sale of the Contested Shares, with the proceeds to be held in escrow, pending the outcome of the litigation. The Company opposed the indenture trustee's motion and requested summary judgment, asserting that the noteholders were not entitled to any of the Contested Shares. The indenture trustee indicated that the Real Estate Collateral was sold for approximately $4.4 million. The court on April 24, 1998 entered an order denying the relief sought by the indenture trustee and granting the Company's motion for summary judgment. The time for the indenture trustee to appeal the court's order has not yet expired. The Contested Shares are not included in the number of shares outstanding for earnings per share or other purposes.

     On March 28, 1997, a lawsuit was filed against Vacation Break in the Circuit Court for Pinellas County, Florida by Market Response Group & Laser Company, Inc. ("MRG&L") alleging that Vacation Break and others conspired to boycott MRG&L and fix prices for mailings in violation of the Florida Antitrust Act, and in concert with others, engaged in various acts of unfair competition, deceptive trade practices and common law conspiracy. The complaint also alleges that Vacation Break breached its contract with MRG&L, that Vacation Break misappropriated proprietary information from MRG&L and that Vacation Break interfered with, and caused other companies to breach their, contracts with MRG&L. The complaint demands that Vacation Break indemnify MRG&L for costs incurred by it to defend a 1996 Federal Trade Commission action. While the Company cannot calculate the total amount of damages sought by MRG&L under its complaint, it appears to be in excess of $50.0 million.

     The  Company   intends  to   vigorously   defend  this  action  and  assert
counterclaims  if and  when  appropriate.  Under  the  terms  of  the  Principal
Stockholders Agreement, entered into in connection with the acquisition of Vacation Break, Fairfield has been indemnified for (a) 75% of the damages which may be incurred in connection with the MRG&L litigation and (b) 25% of the expense incurred in defending the MRG&L litigation, in excess of the June 30, 1997 reserve on Vacation Break's books, with the maximum amount of indemnification to be $6.0 million. Such indemnification agreement has been collateralized by, and recourse under the indemnity agreement is limited to, the pledge of shares of Fairfield's Common Stock, valued as of December 18, 1997, (adjusted for stock splits and certain other similar items) and the proceeds thereof.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------   ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

RESULTS OF OPERATIONS

         On December 19, 1997, the Company acquired all of the outstanding common stock of Vacation Break U.S.A., Inc. ("Vacation Break") in exchange for approximately 10,632,000 shares of its common stock. The resorts acquired by the Company in conjunction with the merger are located in Pompano Beach, Florida (four resorts), Orlando, Florida and a 50%-owned resort located in the Bahamas. The merger was accounted for as a pooling of interests and, accordingly, all prior period financial information has been restated as if the merger took place at the beginning of such periods.

         Additionally, on December 19, 1997, Fairfield acquired the remaining 45% minority interest in Vacation Break's joint ventures in the Palm Aire and Royal Vista resorts for approximately $13.5 million in cash. These acquisitions have been accounted for as purchases and the total results of operations of these resorts have been included in the consolidated financial statements from the date of acquisition.

         The  following   table  sets  forth  certain   consolidated   operating
information for the three months ended March 31, 1998 and 1997, respectively.

                                                   March 31,         March 31,
                                                     1998              1997
     -------------------------------------------------------------------------
     As a percentage of total revenues:
      Vacation ownership interests                    70.2%             69.7%
      Resort management                               11.2              10.2
      Interest income                                 12.0              12.1
      Other revenue                                    6.6               8.0
                                                     -----             -----

      Total revenues                                 100.0%            100.0%
                                                     =====             =====

     As a percentage of related revenues:
      Cost of sales - vacation ownership interests    27.7%             27.2%
      Selling expense                                 47.4%             48.2%
      Provision for loan losses                        4.7%              3.5%

     As a percentage of total revenues:
      General and administrative expense               9.1%             11.2%
      Interest expense, net                            4.2%              3.2%
      Other expense                                    4.9%              6.1%

         Gross sales of vacation ownership interests ("VOIs") increased 29% to $60.4 million for the three months ended March 31, 1998 as compared to $47.0 million for the three months ended March 31, 1997. Gross VOI sales at the Company's destination resorts continue to be the largest dollar contributor to total VOI sales. Gross VOI sales for the three months ended March 31, 1998 increased 21% at the Company's 15 destination resorts, 45% at the Company's ten regional resorts and 109% at the Company's six off-site sales offices.

         Net VOI revenues increased 25% to $60.2 million for the three months ended March 31, 1998 from $48.0 million for the three months ended March 31, 1997. The increase in net VOI revenues is attributable to the same factors as noted above, which was slightly offset by the net deferral of revenue of $154,000 during the three months ended March 31, 1998, related to the percentage of completion method of accounting, as compared to net revenue recognition of $1.0 million during the three months ended March 31, 1997. Under the percentage of completion method of accounting, the portion of revenues attributable to costs incurred as compared to total estimated construction costs and selling expenses, is recognized in the period of sale. The remaining revenue is deferred and recognized as the remaining costs are incurred.

         VOI cost of sales, as a percentage of VOI sales, was 27.7% and 27.2% for the three months ended March 31, 1998 and 1997, respectively. VOI cost of sales is expected to increase during future periods as the lower product cost (primarily land purchased at lower prices during earlier years) at certain of the Company's resorts form a smaller mix of the Company's total VOI sales. Effective May 1, 1998, the Company initiated sales price increases to offset the higher product cost.

         The provision for loan losses, as a percentage of related net revenues, increased to 4.7% for the three months ended March 31, 1998 compared to 3.5% for the three months ended March 31, 1997. The Company provides for losses on contracts receivable by a charge against earnings at the time of sale at a rate based upon the Company's historical cancellation experience and management's estimate of future losses. The allowance for contracts receivable is maintained at a level believed adequate by management based upon periodic valuation of the contracts receivable portfolio. Management anticipates the provision for loan losses will remain relatively constant during the remainder of 1998.

         Selling expenses, including commissions, as a percentage of related net revenues, were 47.4% and 48.2%, for the three months ended March 31, 1998 and 1997, respectively. The Company continues to benefit from improved sales efficiencies experienced at its destination resorts, including its destination resorts located in Pompano Beach, Florida; Orlando, Florida and Nashville, Tennessee. Management anticipates continued improvement in sales efficiencies due to the integration of the Vacation Break sales and marketing operation and economies created by the Apex merger.

         Interest
         --------

         Interest income increased 24% to $10.3 million for the three months ended March 31, 1998 as compared to $8.3 million for the three months ended March 31, 1997. This increase is primarily attributable to an increase in the average balance of outstanding contracts receivable ($263.9 million for the three months ended March 31, 1998 versus $232.8 million for the three months ended March 31, 1997).

         Interest expense, net of amounts capitalized, totaled $3.6 million and $2.2 million for the three months ended March 31, 1998 and 1997, respectively. This increase is primarily attributable to an increase in the average outstanding balance of interest-bearing debt ($159.8 million for the three months ended March 31, 1998 as compared to $121.7 million for the three months ended March 31, 1997).

     In March 1998, the Company sold approximately $82.0 million of contracts receivable to FRC, a wholly owned, unconsolidated special purpose subsidiary of FAC. SFAS No. 125 requires that qualifying special purpose entities, which engage in qualifying sales of financial assets with affiliated companies, be accounted for on an unconsolidated basis using the equity method of accounting.

         FRC financed the purchase described above through advances of $64.7 million drawn on the FRC Credit Agreement, which provides for borrowings of up to $150.0 million for purchases of contracts receivable from FAC. Management intends to fully utilize the FRC Credit Agreement due to the favorable interest rates available through this financing alternative. The utilization of the FRC Credit Agreement coupled with the retirement of substantially all of the secured obligations of Vacation Break, through advances from the Fairfield and FAC Revolving Credit Agreements, resulted in a reduction in the Company's weighted average interest rate on financing arrangements collateralized by contracts receivable to 8.9% from 9.7%, respectively, for the three month periods ended March 31, 1998 and 1997. Management anticipates that the Company's weighted average interest rate will continue to decline during 1998 as the effect of its new credit facilities are fully realized.

     In February 1998, FAC entered into an interest rate swap agreement with its primary lender, which provides for a fixed interest rate of 5.63% on $50.0 million of outstanding debt. This agreement is subject to the scheduled amortization of a pool of contracts receivable and will expire in February 2002. In March 1998, FRC entered into certain interest rate swap and cap transactions with its primary lender to provide for a fixed interest rate of 5.78%on $59.8 million of outstanding indebtedness through June 2004, unless terminated earlier by the primary lender (early termination may occur at the option of the primary lender in March 2001). The Company uses interest rate swap and cap agreements to manage the interest rate characteristics of certain of its outstanding financing arrangements to a more desirable fixed rate basis and to limit the Company's exposure to rising interest rates. Interest rate differentials to be paid under the terms of the interest rate swap and cap agreements are recognized as an adjustment of interest expense related to the designated financing arrangement.

     General and Administrative
     --------------------------

     General and administrative expenses, as a percent of total revenues, decreased from 11.2% for the three months ended March 31, 1997 to 9.1% for the three months ended March 31, 1998. This decrease is due primarily to benefits realized from the integration of the Vacation Break operational infrastructure with that of Fairfield's. Management anticipates the realization of additional benefits as the integration process continues throughout the remainder of 1998.

     Other
     -----

     Other revenues for the three months ended March 31, 1998 and 1997 include home sales revenue totaling $3.0 million and $2.5 million, respectively, and lot sales revenue totaling $1.2 million and $2.0 million, respectively. Other expenses for the three months ended March 31, 1998 and 1997 include cost of home sales, including selling expenses, totaling $2.6 million and $2.2 million, respectively, and cost of lot sales of $.4 million and $.5 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1998, the Company's cash and cash equivalents totaled $5.4 million, an increase of $2.3 million from December 31, 1997. Cash used in operating activities totaled $2.0 million for the three months ended March 31, 1998 compared to cash provided by operating activities of $9.7 million for the three months ended March 31, 1997. The fluctuation in operating cash results primarily from an increase in real estate inventories in 1998 compared to 1997. During the three months ended March 31, 1998, the Company increased its VOI construction activity at several of its resorts, including Branson, Missouri and the Royal Vista resort in Pompano Beach, Florida. Additionally, the Company purchased, for future VOI development, a 20 acre site located in Sedona, Arizona.

         Cash provided by investing activities totaled $51.0 million for the three months ended March 31, 1998 compared to cash used in investing activities of $21.0 million for the three months ended March 31, 1997. As a result of increased VOI sales volumes, originations of loans receivable exceeded principal collections by $12.3 million for the three months ended March 31, 1998, as compared to $11.2 million for the three months ended March 31, 1997. In 1998, the Company received $64.7 million in cash from the sale of contracts receivable to FRC. Additionally, in 1997, the Company repaid $8.3 million of outstanding indebtedness under the FCI Notes (see Note 9 of "Notes to Consolidated Financial Statements").

         Cash used in financing activities totaled $46.7 million for the three months ended March 31, 1998 compared to cash provided by financing activities of $4.7 million for the three months ended March 31, 1997. During the three months ended March 31, 1998, repayments of financing arrangements exceeded proceeds by $54.1 million. During the three months ended March 31, 1997, proceeds from financing arrangements exceeded repayments by $8.0 million.

         On January 15, 1998, the Company amended, in their entirety, the previously existing revolving credit agreements between Fairfield, FAC and their primary lender. The Amended and Restated Revolving Credit Agreements (the "Credit Agreements") provide borrowing availability to Fairfield of up to $40.0 million (including up to $10.0 million for letters of credit) and up to $20.0 million for FAC (including up to $1.0 million for letters of credit). The Credit Agreements mature on January 31, 2001. At March 31, 1998, Fairfield and FAC had a combined borrowing availability of $12.8 million.

         At March 31, 1998, Fairfield Capital Corporation ("FCC"), a wholly owned subsidiary of FAC, had outstanding borrowings of $55.0 million under the FCC Agreement, which provides for the purchases of contracts receivable from FAC. There are no additional fundings available under the FCC Agreement. At March 31, 1998, contracts receivable totaling $73.0 million collateralized the FCC borrowings.

         Fairfield Funding Corporation ("FFC") is a wholly owned subsidiary of FAC with outstanding borrowings of $10.6 million at March 31, 1998, issued under private placement notes. There are no additional fundings available under the FFC credit facility. Contracts receivable totaling $19.5 million at March 31, 1998 collateralized these borrowings.

         On January 15, 1998, FRC, a wholly owned, unconsolidated qualifying special purpose subsidiary of FAC, entered into a Credit Agreement (the "FRC Agreement") which provides for borrowings of up to $150.0 million for the purchase of contracts receivable from FAC pursuant to the Receivable Purchase Agreement, among Fairfield as originator, FAC as seller and FRC as purchaser. As of March 31, 1998, approximately $82.0 million of contracts receivable and $64.7 million of borrowings were held by FRC.

     The Company intends to continue its growth-oriented strategy and, accordingly, may from time to time acquire additional vacation ownership resorts, additional land upon which vacation ownership resorts may be expanded or developed and companies operating resorts or having vacation ownership assets, management, or sales and marketing expertise commensurate with the Company's operations in the vacation ownership industry. The Company is currently evaluating the acquisition of certain additional land parcels for the expansion of existing resorts and the development of additional resorts. In addition, the Company is also evaluating certain VOI and property management acquisitions to integrate into or expand the operations of the Company. The Company expects to finance its short- and long-term cash needs, including potential acquisitions, from (i) contract payments generated from its contracts receivable portfolio, (ii) operating cash flows, (iii) borrowings under its credit facilities, and (iv) future financings, including additional securitizations of contracts receivable.

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

         Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions, including those relating to the operations and results of operations following the merger with Vacation Break. Representative examples of these factors include (without limitation) general industry and economic conditions; interest rate trends; regulatory changes; cost of capital and capital requirements; availability of real estate properties; competition from national hospitality companies and other competitive factors and pricing pressures; shifts in customer demands; changes in operating expenses, including employee wages, commission structures, benefits and training; economic cycles; the continued availability of financing in the amounts and at the terms necessary to support the Company's future business; assumed cost savings and other synergistic benefits of the merger with Vacation Break and the success achieved or problems encountered in integrating the operations of Vacation Break into the Company.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

                  Incorporated  by reference  (see Note 14 of "Notes to
                   Consolidated Financial Statements").

Item 6 - Exhibits and Reports on Form 8-K

           (a)    Exhibits
                  --------
                  Reference is made to the Exhibit Index.

           (b)    Reports on Form 8-K
                  -------------------

                  A Current Report on Form 8-K was filed on January 5, 1998, announcing the completion of the Vacation Break, U.S.A., Inc. merger. The Registrant additionally reported the completion of the merger with Apex Marketing, Inc. and the acquisitions of Ocean Ranch Development, Inc. and Palm Resort Group, Inc.

                  A Current Report on Form 8-K/A was filed on March 4, 1998, amending the Form 8-K filed on January 5, 1998, presenting the historical and pro forma financial statements of Fairfield Communities, Inc. and Vacation Break U.S.A., Inc.

                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FAIRFIELD COMMUNITIES, INC.




Date:   May 11, 1998              /s/Robert W. Howeth
       -------------------        ---------------------------------------------
                                  Robert W. Howeth, Senior Vice President and
                                           Chief Financial Officer



Date:   May 11, 1998              /s/William G. Sell
      -------------------        ----------------------------------------------
                                 William G. Sell, Vice President and Controller
                                             (Chief Accounting Officer)

                           FAIRFIELD COMMUNITIES, INC.
                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number
------

3(a) Second Amended and Restated Certificate of Incorporation of the Registrant, effective September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

3(b) Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 4.2 to the Registrant's Form S-8, SEC File No. 333-42901, and incorporated herein by reference)

3(c) Fifth Amended and Restated Bylaws of the Registrant, dated May 9, 1996 (previously filed with the Registrant's Current Report on Form 8-K dated May 22, 1996 and incorporated herein by reference)

4.1 Supplemented and Restated Indenture between the Registrant, Fairfield River Ridge, Inc., Fairfield St. Croix, Inc. and IBJ Schroder Bank & Trust Company, as Trustee, and Houlihan Lokey Howard & Zukin, as Ombudsman, dated September 1, 1992, related to the Senior Subordinated Secured Notes (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

4.2 First Supplemental Indenture to the Supplemented and Restated Indenture, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

4.3 Second Supplemental Indenture to the Supplemented and Restated Indenture, dated September 1, 1992 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference) 4.4 Third Supplemental Indenture to the Supplemented and Restated
               Indenture, dated March 18, 1993 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 and incorporated herein by reference) 4.5 Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)
               10.1 Amended and Restated Revolving Credit Agreement between Fairfield Communities, Inc. and BankBoston, N.A. dated January 15, 1998 (attached)

10.2 Amended and Restated Revolving Credit Agreement between Fairfield Acceptance Corporation and BankBoston, N.A. dated January 15, 1998 (attached)

10.3 Credit Agreement among Fairfield Receivables Corporation, EagleFunding Capital Corporation, Fairfield Acceptance Corporation, Fairfield Communities, Inc., BankBoston Securities, Inc. and BankBoston, N. A. dated January 15, 1998 (attached)

10.4           Receivables   Purchase  Agreement  between  Fairfield  Acceptance
               Corporation,    Fairfield   Communities,   Inc.   and   Fairfield
               Receivables Corporation dated January 15, 1998 (attached)

10.5 Fourth Amended and Restated Operating Agreement dated January 15, 1998 by and between Fairfield Communities, Inc., Fairfield Myrtle Beach, Inc., Sea Gardens Beach and Tennis Resort, Inc., Vacation Break Resorts, Inc., Vacation Break Resorts at Star Island, Inc., Palm Vacation Group, Ocean Ranch Vacation Group and Fairfield Acceptance Corporation (attached)

27             Financial Data Schedule (attached)