Form 10-Q
period 1998-06-30
FAIRFIELD COMMUNITIES INC
filed 1998-08-13
CIK 276189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

   (Mark One)

      [X]         Quarterly  Report  Pursuant  to  Section 13 or 15(d) of the
                    Securities  Exchange Act of 1934

                    For the quarter ended June 30, 1998

      [ ]         Transition  Report Pursuant to Section 13 or 15(d) of the
                    Securities  Exchange Act of 1934

                    For the transition  period from _______ to _______

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

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of July 31, 1998 totaled 45,924,704.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                                           Page
                                                                            No.
                                                                           ----
PART 1. - FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Balance Sheets as of June 30, 1998
                (unaudited) and December 31, 1997                            3

               Consolidated  Statements  of Earnings for the Three and Six
                 Months Ended June 30, 1998 and 1997 (unaudited)             4

               Consolidated  Statements  of Cash  Flows for the Six Months
                Ended June 30, 1998 and 1997 (unaudited)                     5

               Notes to Consolidated Financial Statements (unaudited)        6

      Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                   14

PART II. - OTHER INFORMATION

      Item 1.  Legal Proceedings                                            19

      Item 4.  Submission of Matters to a Vote of Security Holders          19

      Item 6.  Exhibits and Reports on Form 8-K                             19


SIGNATURES

PART I - FINANCIAL INFORMATION
------   ---------------------

ITEM I - FINANCIAL STATEMENTS
------   --------------------

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)

                                                    June 30,       December 31,
                                                      1998             1997
                                                      ----             ----
                                                   (Unaudited)
ASSETS
  Cash and cash equivalents                         $  7,438        $  3,074
  Loans receivable, net                              207,774         291,209
  Real estate inventories                            102,637          93,139
  Property and equipment, net                         25,925          24,370
  Restricted cash and escrow accounts                 20,488          25,607
  Investment in and net amount due
    from unconsolidated subsidiary                    28,562             -
  Other assets                                        30,820          26,533
                                                    --------        --------
                                                    $423,644        $463,932
                                                    ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Financing arrangements                          $ 84,130        $170,081
    Deferred revenue                                  26,841          29,769
    Accounts payable                                  19,708          20,398
    Accrued income taxes                              18,505          12,566
    Other liabilities                                 56,174          43,936
                                                    --------        --------
                                                     205,358         276,750
                                                    --------        --------

  Stockholders' Equity:
    Common stock, $.01 par value, 100,000,000
     shares authorized, 50,364,680 and 49,491,666
     shares issued as of June 30, 1998 and
     December 31, 1997, respectively                     504             495
    Paid-in capital                                  118,024         107,920
    Retained earnings                                100,626          79,083
    Unamortized value of restricted stock               (144)           (316)
    Treasury stock, at cost, 4,546,214 shares
     in 1998 and 4,573,266 in 1997                      (724)            -
                                                    --------        --------
                                                     218,286         187,182
                                                    --------        --------
                                                    $423,644        $463,932
                                                    ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                       Three Months Ended    Six Months Ended
                                            June 30,              June 30,
                                     ---------------------- -------------------
                                       1998         1997      1998       1997
                                       ----         ----      ----       ----
REVENUES
  Vacation ownership, net            $ 80,155     $73,196   $140,360   $121,148
  Resort management                     9,947       6,927     19,547     13,967
  Interest                              8,567       8,541     18,866     16,842
  Other                                 7,631       6,499     13,321     11,990
                                     --------     -------   --------   --------
                                      106,300      95,163    192,094    163,947
                                     --------     -------   --------   --------
EXPENSES
  Vacation ownership                   22,945      19,068     39,620     32,120
  Selling                              37,083      32,550     65,675     56,325
  Provision for loan losses             3,993       3,183      6,910      4,958
  Resort management                     8,387       6,347     16,089     11,984
  General and administrative            6,141       8,069     13,283     15,254
  Interest, net                         1,828       2,720      5,452      4,913
  Depreciation                          1,677       1,243      3,329      2,407
  Other                                 4,593       4,929      8,829      9,147
                                     --------     -------   --------   --------
                                       86,647      78,109    159,187    137,108
                                     --------     -------   --------   --------
Earnings before net earnings of
 unconsolidated subsidiary and
 provision for income taxes            19,653      17,054     32,907     26,839
Net earnings of unconsolidated
 subsidiary                             1,064         -        1,315        -
                                     --------     -------   --------   --------
Earnings before provision for
 income taxes                          20,717      17,054     34,222     26,839
Provision for income taxes              7,579       6,710     12,679     10,444
                                     --------     -------   --------   --------
Net earnings                         $ 13,138     $10,344   $ 21,543   $ 16,395
                                     ========     =======   ========   ========

BASIC EARNINGS PER SHARE                 $.29        $.24       $.48       $.38
                                         ====        ====       ====       ====
DILUTED EARNINGS PER SHARE               $.28        $.23       $.46       $.36
                                         ====        ====       ====       ====

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic                              44,940      43,710     44,608     43,187
                                       ======      ======     ======     ======
    Diluted                            47,416      45,973     47,264     46,022
                                       ======      ======     ======     ======


The accompanying notes are an integral part of these financial statements.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           Six Months Ended
                                                               June 30,
                                                          ------------------
                                                           1998        1997
                                                           ----        ----
 OPERATING ACTIVITIES:
   Net earnings                                         $  21,543   $  16,395
   Adjustments to reconcile net earnings to net
    cash provided by operating activities:
     Depreciation                                           3,329       2,407
     Provision for loan losses                              6,910       4,958
     Net earnings of unconsolidated subsidiary             (1,315)        -
     Tax benefit from employee stock benefit plans          4,111         466
     Changes in operating assets and liabilities:
       Real estate inventories                             (9,498)     (1,868)
       Deferred revenue                                    (2,928)     (4,435)
       Accounts payable and other liabilities               4,145      11,136
       Income taxes payable                                 5,939       9,540
       Other                                               (3,770)      3,975
                                                        ---------   ---------
    Net cash provided by operating activities              28,466      42,574
                                                        ---------   ---------
 INVESTING ACTIVITIES:
   Purchases of property and equipment, net                (4,438)     (2,718)
   Principal collections on loans receivable               86,308      59,246
   Originations of loans receivable                      (130,975)    (99,316)
   Sales of loans receivable to
    unconsolidated subsidiary                             101,362         -
   Net investment activities of net liabilities of
    assets held for sale                                      -        (8,293)
                                                        ---------   ---------

   Net cash provided by (used in) investing activities     52,257     (51,081)
                                                        ---------   ---------
  FINANCING ACTIVITIES:
    Proceeds from financing arrangements                  294,492     191,076
    Repayments of financing arrangements                 (380,443)   (181,471)
    Activity related to employee stock benefit plans        5,197       1,001
    Net decrease (increase) in restricted
     cash and escrow accounts                               5,119      (8,676)
    Repurchase of treasury stock                             (724)        -
                                                        ---------   ---------
    Net cash (used in) provided by financing activities   (76,359)      1,930
                                                        ---------   ---------
 Net increase (decrease) in cash and cash equivalents       4,364      (6,577)
 Cash and cash equivalents, beginning of period             3,074      13,316
                                                        ---------   ---------
 Cash and cash equivalents, end of period               $   7,438   $   6,739
                                                        =========   =========

 SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid, net of amounts capitalized               $5,979      $5,029
                                                           ======      ======
   Income taxes paid                                       $3,645      $  435
                                                           ======      ======
   Capitalized interest                                    $  473      $  595
                                                           ======      ======


The accompanying notes are an integral part of these consolidated financial statements.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PREPARATION
------   -------------------------------------

         Organization
         ------------

         Fairfield Communities, Inc. ("Fairfield" and together with its consolidated subsidiaries, the "Company") is one of the largest vacation ownership companies in the United States in terms of property owners and vacation units constructed. The Company's operations consist of 26 resorts located in 11 states and the Bahamas. Of the Company's 26 resorts, 16 are located in destination areas with popular vacation attractions and 10 are located in scenic regional locations.

         The Company's primary business is selling vacation ownership interests ("VOIs"), primarily through its innovative points-based vacation system, Fairshare Plus. The VOIs offered by the Company consist of either individual fee simple interest or specified fixed week interval ownership in fully furnished units. Additionally, the Company offers financing for VOI purchases, which results in the creation of high-quality, medium-term contracts receivable.

         The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial information is unaudited, but reflects all adjustments consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the results of operations for such interim periods. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997. Certain previously reported amounts in the consolidated financial statements have been reclassified to conform to the presentation used for the current period. All significant intercompany balances and transactions have been eliminated in consolidation.

     Basis of Preparation
     --------------------

     Fairfield Receivables Corporation ("FRC") was incorporated in January 1998 as a wholly owned, qualifying special purpose subsidiary of Fairfield Acceptance Corporation ("FAC"), which is itself a wholly owned, consolidated subsidiary of Fairfield. Statement of Financial Accounting Standards ("SFAS") No. 125 requires that qualifying special purpose entities, which engage in qualified sales of financial assets with affiliated companies, be accounted for on an unconsolidated basis using the equity method of accounting. See Note 10 for condensed financial information of FRC.

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

NOTE 3 - STOCKHOLDERS' EQUITY
------   --------------------

         In December 1997, Fairfield's Board of Directors declared a two-for-one common stock split in the form of a stock dividend effective January 30, 1998 to shareholders of record on January 15, 1998. All references to numbers of shares, per share amounts and average shares outstanding in the consolidated financial statements have been restated.

         In April 1998, the Company acquired 32,805 shares of its Common Stock ("Surrendered Shares") in settlement of federal and state withholding taxes pursuant to a Restricted Stock Agreement. The cost to the Company related to the Surrendered Shares is reflected in "Treasury stock" in the Consolidated Balance Sheet.

         On August 10, 1998, the Company announced that its Board of Directors had authorized the Company to repurchase up to $20 million of the Company's Common Stock. Repurchased shares of common stock will become treasury shares of the Company, and may be used to meet the Company's obligations under its employee stock option plans and for other corporate purposes.

NOTE 4 - VACATION OWNERSHIP REVENUES
------   ---------------------------

         Vacation ownership revenues are summarized as follows (In thousands):

                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                        -------------------- ------------------
                                          1998      1997     1998       1997
                                          ----      ----     ----       ----
      Vacation ownership revenues       $82,572   $72,691  $142,931   $119,602
      Less:  Deferred revenue on
             current year sales, net     (3,590)   (1,087)   (5,380)    (8,642)
      Add:   Revenue recognized on
              prior year sales            1,173     1,592     2,809     10,188
                                        -------   -------  --------   --------
      Vacation ownership revenues, net  $80,155   $73,196  $140,360   $121,148
                                        =======   =======  ========   ========

NOTE 5 - LOANS RECEIVABLE
------   ----------------

      Loans receivable consisted of the following (In thousands):

                                                   June 30,       December 31,
                                                     1998             1997
                                                     ----             ----
    Contracts                                      $213,868         $302,519
    Mortgages                                         9,323            9,538
                                                   --------         --------
                                                    223,191          312,057
    Less allowance for loan losses                  (15,417)         (20,848)
                                                   --------         --------
    Loans receivable, net                          $207,774         $291,209
                                                   ========         ========


         At June 30, 1998, FRC held $117.6 million of contracts receivable purchased from the Company (see Note 10). Except for the repurchase of defective contracts receivable, as defined by a Receivables Purchase Agreement dated January 15, 1998, the Company is not obligated to repurchase defaulted contracts receivable sold to FRC. It is anticipated, however, that the Company will repurchase defaulted contracts receivable to facilitate the remarketing of the underlying collateral. The Company maintains an allowance for loan losses in connection with its option to repurchase the defaulted contracts receivable from FRC. This allowance, totaling $7.3 million at June 30, 1998, is included in "Other liabilities" in the Consolidated Balance Sheet.

NOTE 6 - REAL ESTATE INVENTORIES
------   -----------------------

         Real estate inventories are summarized as follows (In thousands):

                                               June 30,        December 31,
                                                 1998              1997
                                                 ----              ----
    Land:
      Under development                        $ 14,692          $20,186
      Undeveloped                                10,460            6,480
                                               --------          -------
                                                 25,152           26,666
                                               --------          -------
    Residential housing:
      Vacation ownership interests               73,442           62,410
      Homes                                       4,043            4,063
                                               --------          -------
                                                 77,485           66,473
                                               --------          -------
                                               $102,637          $93,139
                                               ========          =======

NOTE 7 - FINANCING ARRANGEMENTS
------   ----------------------

         Financing arrangements are summarized as follows (In thousands):

                                               June 30,        December 31,
                                                 1998              1997
                                                 ----              ----
Revolving credit agreements                    $22,303           $ 94,101
Notes payable collateralized by
 contracts receivable:
  Fairfield Capital Corporation                 50,246             60,147
  Fairfield Funding Corporation                  8,860             12,330
Notes payable - other                            2,721              3,503
                                               -------           --------
                                               $84,130           $170,081
                                               =======           ========

     In January 1998, the Company amended the previously existing revolving credit agreements between Fairfield, FAC and their primary lender. The Amended and Restated Revolving Credit Agreements (the "Credit Agreements") provide borrowing availability of up to $60.0 million (including up to $11.0 million for letters of credit)and mature in January 2001. Borrowings under the Credit Agreements bear interest at rates ranging from the base rate of the primary lender minus .25% to the base rate minus .75% (weighted average interest rate on outstanding borrowings of 7.8% at June 30, 1998).

     In January 1998, FRC entered into a Credit Agreement (the "FRC Agreement") which provides for borrowings of up to $150.0 million for the purchase of contracts receivable pursuant to a Receivables Purchase Agreement, among Fairfield, FAC and FRC. During the six months ended June 30, 1998, approximately $129.3 million of contracts receivable were sold from FAC to FRC, with FRC primarily funding the purchases of contracts receivable through advances under the FRC Agreement totaling $103.0 million. Borrowings under the FRC Agreement bear interest at commercial paper rates (approximately 6.7%, including fees, for the six months ended June 30, 1998). See Note 10 for condensed financial information of FRC.

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

NOTE 8 - EARNINGS PER SHARE
------   ------------------

         The following table sets forth the computation of basic and diluted earnings per share ("EPS") (In thousands, except per share data):

                                        Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                        ------------------    ----------------
                                         1998        1997      1998      1997
                                         ----        ----      ----      ----
Numerator:
  Net income - Numerator for basic
   and diluted EPS                     $13,138     $10,344   $21,543   $16,395
                                       =======     =======   =======   =======
Denominator:
  Denominator for basic EPS-weighted
   average shares                       44,940      43,710    44,608    43,187
  Effect of dilutive securities:
    Restricted common stock                 90         180        90       180
    Options and warrants                 1,837       1,156     1,988     1,487
    Common stock held in escrow            549         366       578       607
    Other                                  -           561       -         561
                                       -------     -------   -------   -------
  Dilutive potential common shares       2,476       2,263     2,656     2,835
                                       -------     -------   -------   -------
  Denominator for diluted EPS-adjusted
   weighted average shares and
   assumed conversions                  47,416      45,973    47,264    46,022
                                       =======     =======   =======   =======
Basic earnings per share                  $.29        $.24      $.48      $.38
                                          ====        ====      ====      ====
Diluted earnings per share                $.28        $.23      $.46      $.36
                                          ====        ====      ====      ====


NOTE 9 - FAIRFIELD ACCEPTANCE CORPORATION
------   --------------------------------

        Condensed consolidated financial information for FAC is summarized as follows (In thousands):

                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 June 30,       December 31,
                                                   1998             1997
                                                   ----             ----
ASSETS
 Cash                                           $  1,816         $    494
 Loans receivable, net                           126,472          111,071
 Restricted cash                                   3,652            3,749
 Due from parent                                     -              6,710
 Investment in and net amount due
  from unconsolidated subsidiary                  28,562              -
 Other assets                                      2,559            2,390
                                                --------         --------
                                                $163,061         $124,414
                                                ========         ========
LIABILITIES AND EQUITY
 Financing arrangements                         $ 79,106         $ 72,477
 Due to parent                                    26,687              -
 Accrued interest and other liabilities              757              703
 Equity                                           56,511           51,234
                                                --------         --------
                                                $163,061         $124,414
                                                ========         ========

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                                       Six Months Ended
                                                          June 30,
                                                    ----------------------
                                                      1998          1997
                                                      ----          ----
  Revenues                                          $10,891        $7,980
  Expenses                                            4,630         3,137
                                                    -------        ------
  Earnings before net earnings of unconsolidated
   subsidiary and provision for income taxes          6,261         4,843
  Net earnings of unconsolidated subsidiary           1,315           -
                                                    -------        ------
  Earnings before provision for income taxes          7,576         4,843
  Provision for income taxes                          2,299         1,900
                                                    -------        ------
  Net earnings                                      $ 5,277        $2,943
                                                    =======        ======

NOTE 10 - FAIRFIELD RECEIVABLES CORPORATION
-------   ---------------------------------

     FRC, a wholly owned, unconsolidated qualifying special purpose subsidiary of FAC, was incorporated in January 1998 for the specific purpose of purchasing contracts receivable from FAC, with the purchases funded by advances under the FRC Agreement, which provides for borrowings of up to $150.0 million. SFAS No. 125 requires that qualifying special purpose entities, which engage in qualified sales of financial assets with affiliated companies, be accounted for on an unconsolidated basis using the equity method of accounting. The purchase of contracts receivable by FRC is subject to a Receivables Purchase Agreement dated January 15, 1998 between Fairfield, FAC and FRC. The Receivables Purchase Agreement substantially restricts the transfer of assets from FRC to FAC.

     During the six months ended June 30, 1998, approximately $129.3 million of contracts receivable were sold from FAC to FRC, with FRC primarily funding the purchases of contracts receivable through advances under the FRC Agreement totaling $103.0 million. Borrowings under the FRC Agreement bear interest at commercial paper rates (approximately 6.7%, including fees, for the six months ended June 30, 1998).

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

        Condensed financial information for FRC is summarized as follows (In thousands):

                            CONDENSED BALANCE SHEET
                                                             June 30,
                                                               1998
                                                               ----
ASSETS
 Cash                                                       $     10
 Contracts receivable                                        117,591
 Restricted cash                                               4,672
                                                            --------
                                                            $122,273
                                                            ========
LIABILITIES AND EQUITY
 Financing arrangements                                     $ 93,355
 Subordinated note payable to parent                          25,086
 Accrued interest and other liabilities                          790
 Equity                                                        3,042
                                                            --------
                                                            $122,273
                                                            ========

                     CONDENSED STATEMENTS OF EARNINGS

                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                                 1998                1998
                                                 ----                ----

  Interest income                               $3,775              $4,437
                                                ------              ------
  Expense:
    Interest expense:
      Financing arrangements                     1,450               1,650
      Subordinated note to parent                  423                 487
    General and administrative                     218                 218
                                                ------              ------
                                                 2,091               2,355
                                                ------              ------
  Earnings before provision for income taxes     1,684               2,082
  Provision for income taxes                       620                 767
                                                ------              ------
  Net earnings                                  $1,064              $1,315
                                                ======              ======


NOTE 11 - SUPPLEMENTAL INFORMATION
-------   ------------------------

         Included in other assets at June 30, 1998 and December 31, 1997 are (i) other receivables of $7.6 million and $5.5 million, respectively (consisting primarily of receivables from property owner associations), (ii) unamortized capitalized financing costs totaling $2.8 million and $2.4 million, respectively and (iii) $2.2 million and $2.0 million, respectively, related to assets of the Company's life insurance subsidiary.

         Included in other liabilities at June 30, 1998 and December 31, 1997 are (i) accruals totaling $14.4 million and $14.0 million, respectively, related to the Company's employee compensation and benefit programs, (ii) accruals totaling $7.7 million and $5.6 million, respectively, for the fulfillment costs associated with the Company's Discovery Vacation program, (iii) deposits associated with sales contracts totaling $6.2 million and $6.6 million, respectively, and (iv) an accrual of $7.3 million at June 30, 1998 related to the Company's option to repurchase defaulted contracts receivable from FRC.

         Other revenues for the six months ended June 30, 1998 and 1997 include home sales revenue totaling $6.0 million and $5.3 million, respectively, and lot sales revenue totaling $3.5 million and $4.6 million, respectively. Additionally, other revenues for the three and six months ended June 30, 1998 include a $.9 million gain on the sale of the Company's remaining golf course. Other expenses for the six months ended June 30, 1998 and 1997 include cost of home sales, including selling expenses, totaling $5.2 million and $4.6 million, respectively, and cost of lot sales of $1.1 million and $1.2 million, respectively.

NOTE 12 - CONTINGENCIES
-------   -------------

     In July 1993 and September 1993, two lawsuits (the "Recreation Fee Litigation") were filed by 29 individuals and a company against Fairfield in the District Court of Archuleta County, Colorado. The Recreation Fee Litigation, which sought certification as class actions, alleges that Fairfield and its predecessors in interest wrongfully imposed an annual recreation fee on owners of lots, condominiums, townhouses, VOIs and single family residences in Fairfield's Pagosa, Colorado development. The amount of the recreation fee, which was adopted in August 1983, is $180 per lot, condominium, townhouse and single family residence subject to the fee and $360 per unit for VOIs. The plaintiffs have asserted in court appearances that the actions focus on recreation fees collected in Pagosa for lots from September 1, 1992 (which is the effective date of Fairfield's Chapter 11 bankruptcy reorganization plan) to the present. The Recreation Fee Litigation in general seeks (a) a declaratory judgment that the recreation fee is invalid; (b) the refund, with interest, of the recreation fees which were allegedly improperly collected by Fairfield; (c) damages arising from Fairfield's allegedly improper attempts to collect the recreation fee (i) in an amount of not less than $1,000 per lot in one case (the Daleske case) and (ii) in an unstated amount in the other case (the Storm case);
(d) punitive damages; and (e) recovery of costs and expenses, including attorneys' fees. The court has never ruled on whether or not the Recreation Fee Litigation would be allowed to proceed as class actions. Because of the nature of the litigation, Fairfield is unable to determine with certainty the dollar amount sought by plaintiffs, but estimates that it has collected approximately $600,000 in recreation fees during the relevant period for lots at Pagosa. Two additional related lawsuits were also filed in the Archuleta County District Court, raising similar issues and demands as the Storm and Daleske cases. The Fiedler case, filed in October 1994, was filed individually concerning two lots, while the second of these cases, the Lobdell case, was filed in November 1994, as a purported class action. The Colorado District Court entered summary judgment against Fairfield for one of two lots in the Fiedler case, holding that the individual lot in question is not subject to the recreation fee, based upon facts unique to the Fiedler case. Fairfield appealed the summary judgment decision in the Fiedler case. Motions and cross motions for summary judgment were filed in Colorado state court. By orders dated June 19, 1998, the Colorado District Court denied plaintiffs' motions for summary judgments and granted Fairfield's motions for summary judgments (except with respect to a husband and wife in the Storm case who owned a lot, not subject to the recreation fee, who Fairfield did not assert were liable for the recreation fee), in the Storm, Daleske, Fiedler (with respect to one lot) and Lobdell cases, based upon court findings in favor of Fairfield on the merits in each of these cases. Attorneys for the plaintiffs in these cases have advised that they intend to appeal the Colorado District Court decisions. Fairfield intends to continue its defense of these cases, including any attempt to certify a class in any of the cases, and expects to seek to recover unpaid recreation fee assessments, interest and litigation expenses. Fairfield has previously implemented recreation fee charges at certain other of its resort sites which are not subject to the pending action.

     In December 1993, Charlotte T. Curry, who, with her husband, purchased a lot from Fairfield under an installment sale contract subsequently sold to First Federal Savings and Loan Association of Charlotte ("First Federal"), filed suit against First Federal in Superior Court in Mecklenburg County, North Carolina, alleging breach of contract, breach of fiduciary duty and unfair trade practices. In April 1994, the complaint was amended, (a) adding Fairfield as a party, (b) adding an additional count against both Fairfield and First Federal alleging violation of the North Carolina's Racketeer Influenced and Corrupt Organizations ("RICO") Statute and (c) adding a count against Fairfield alleging fraud. The litigation, which sought class action certification, contested the method used by Fairfield to calculate refunds for lot purchasers whose installment sale contracts were cancelled due to failure to complete payment of the deferred sales price for the lot. Most installment lot sale contracts require Fairfield to refund to a defaulting purchaser the amount paid in principal, after deducting the greater of (a) 15% of the purchase price of the lot or (b) Fairfield's actual damages. The plaintiff disputes Fairfield's method of calculating damages, which has historically included certain sales, marketing and other expenses. In the case of Ms. Curry's lot, the amount of refund claimed as having been improperly retained is approximately $3,600. The Curry lawsuit sought damages, punitive damages, treble damages under North Carolina law for unfair trade practices and RICO, prejudgment interest and attorneys' fees and costs. By order dated July 6, 1994, the court dismissed Ms. Curry's claims for
(a) breach of contract, due to the statute of limitations, (b) breach of fiduciary duty, due to the lack of a fiduciary duty and the statute of limitations, (c) fraud, due to the statute of limitations, and (d) RICO, due to failure to state a claim. The court, by order dated August 16, 1994, dismissed Ms. Curry's only remaining claim against Fairfield, for unfair trade practices, subject to possible appeal rights. By order filed September 15, 1995, the court denied the plaintiff's motion for class certification. The plaintiff appealed the denial of the motion for class certification to the North Carolina Court of Appeals, which dismissed the appeal by order dated January 8, 1997. Subsequently, the plaintiff requested that the Supreme Court of North Carolina grant discretionary review of the decision denying class certification, which the Supreme Court of North Carolina declined. In April 1998, the plaintiff in the Curry case dismissed the lawsuit. On January 7, 1998, the attorneys who previously represented Ms. Curry filed another lawsuit (the Scarvey lawsuit), currently pending in Superior Court in Mecklenburg County, North Carolina, as a purported class action, against First Federal, alleging breach of contract, breach of fiduciary duty and unfair trade practices, and seeking damages as outlined above in the Curry case. The Scarvey case seeks to relitigate the North Carolina courts' refusal to certify the Curry case as a class action and asserts that the Curry case tolled the statute of limitations for Ms. Scarvey's claims, which are alleged to post-date Ms. Curry's claims. Under the Stock Purchase Agreement for the sale of First Federal, Fairfield agreed to indemnify the buyer against any liability in the Curry litigation. Fairfield does not believe that it is obligated under the Stock Purchase Agreement to indemnify the buyer of First Federal for the Scarvey litigation, but the buyer has filed a third party action against Fairfield contesting Fairfield's interpretation of the Stock Purchase Agreement and asserting other common law and statutory grounds for indemnification. Fairfield also cancelled defaulted lot installment sales contracts owned by it and its subsidiaries (other than First Federal), using the same method of calculating refunds as was at issue in the Curry litigation.

     During the first quarter of 1997, the Company transferred $7.9 million in cash and the assets collateralizing the 10% Senior Subordinated Secured Notes (the "FCI Notes"), with an appraised market value of $7.2 million (the "Real Estate Collateral"), in settlement of the FCI Notes. The indenture trustee, at the direction of the majority noteholders, filed suit in the United States District Court for the Southern District of New York, contesting the Company's method of satisfying this obligation and claiming a default under the indenture securing the FCI Notes. This action alternatively (a) disputed the Company's right to transfer the Real Estate Collateral in satisfaction of the FCI Notes, seeking instead a cash payment of $7.2 million, plus penalty interest and the fees and expenses of the action, or (b) disputed the $7.9 million cash transfer, seeking instead the issuance of 1,764,706 shares (after giving effect to the 2-for-1 share stock split, effective January 30, 1998) of Fairfield's Common Stock (the "Contested Shares"), previously reserved for issuance if a deficiency resulted on the FCI Notes at maturity. Pursuant to the indenture for the FCI Notes, the noteholders are entitled to retain, as a premium, up to $2.0 million from the proceeds of the collateral transferred in satisfaction of the FCI Notes (including, if applicable, shares of Fairfield's Common Stock) in excess of the amount of principal and accrued interest due at maturity. The indenture trustee has asserted that the $2.0 million premium limit is not applicable to the Contested Shares, accordingly claimed entitlement to all of the Contested Shares and on September 24, 1997 filed a motion seeking to require the immediate issuance and sale of the Contested Shares, with the proceeds to be held in escrow, pending the outcome of the litigation. The Company opposed the indenture trustee's motion and requested summary judgment, asserting that the noteholders were not entitled to any of the Contested Shares. The indenture trustee indicated that the Real Estate Collateral was sold for approximately $4.4 million. The court on April 24, 1998 entered an order denying the relief sought by the indenture trustee and granting the Company's motion for summary judgment. The indenture trustee has appealed the court's order to the Court of Appeals for the Second Circuit. The Contested Shares are not included in the number of shares outstanding for earnings per share or other purposes.

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

     The Company intends to vigorously defend this action and has filed a separate action in federal District Court asserting various antitrust tying and other claims against MRG&L and related parties. Under the terms of the Principal Stockholders Agreement, entered into in connection with the acquisition of Vacation Break, Fairfield has been indemnified for (a) 75% of the damages which may be incurred in connection with the defense of the MRG&L litigation and (b) 25% of the expense incurred in defending the MRG&L litigation, in excess of the June 30, 1997 reserve on Vacation Break's books, with the maximum amount of indemnification to be $6.0 million. Such indemnification agreement has been collateralized by, and recourse under the indemnity agreement is limited to, the pledge of shares of Fairfield's Common Stock, valued as of December 18, 1997 (adjusted for stock splits and certain other similar items), and the proceeds thereof.

     The Company is involved in various other or threatened lawsuits and contingencies on an ongoing basis as a result of its day-to-day operations. However, the Company does not believe that any of these other or threatened lawsuits or contingencies will have a materially adverse effect on the Company's financial position or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
OF OPERATIONS
-------------

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

     The following table sets forth certain consolidated operating information for the three and six months ended June 30, 1998 and 1997.

                                        Three Months Ended    Six Months Ended
                                             June 30,            June 30,
                                        ------------------    ----------------
                                         1998        1997      1998      1997
                                         ----        ----      ----      ----
 As a percentage of total revenues:
   Vacation ownership, net               75.4%       76.9%      73.1%     73.9%
   Resort management                      9.4         7.3       10.2       8.5
   Interest income                        8.1         9.0        9.8      10.3
   Other revenue                          7.1         6.8        6.9       7.3
                                        -----       -----      -----     -----
   Total revenues                       100.0%      100.0%     100.0%    100.0%
                                        =====       =====      =====     =====

 As a percentage of related revenues:
   Cost of sales - vacation ownership    28.6%       26.1%      28.2%     26.5%
   Resort management                     84.3%       91.6%      82.3%     85.8%
   Selling expense                       44.9%       42.8%      45.6%     44.7%
   Provision for loan losses              4.8%        4.2%       4.8%      3.9%

 As a percentage of interest revenues:
   Interest expense, net                 21.3%       31.9%      28.9%     29.2%

 As a percentage of total revenues:
   General and administrative             5.8%        8.5%       6.9%      9.3%
   Depreciation                           1.6%        1.3%       1.7%      1.5%
   Other expense                          4.3%        5.2%       4.6%      5.6%

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

     Vacation Ownership
     ------------------

     Gross revenue from vacation ownership interests ("VOIs") increased 19.5% to $142.9 million for the six months ended June 30, 1998 as compared to $119.6 million for the six months ended June 30, 1997. Gross VOI sales at the Company's destination resorts continue to be the largest dollar contributor to total VOI sales. Gross VOI sales for the six months ended June 30, 1998 increased 14.7% at the Company's 16 destination resorts, 30.3% at the Company's ten regional resorts and 62.9% at the Company's five off-site sales offices.

     Net VOI revenue increased 15.9% to $140.4 million for the six months ended June 30, 1998 from $121.1 million for the six months ended June 30, 1997. The increase in VOI was offset by the net revenue deferral of $2.6 million during the six months ended June 30, 1998, resulting from the percentage of completion method of accounting, as compared to net revenue recognition of $1.5 million for the six months ended June 30, 1997. Under the percentage of completion method of accounting, the portion of revenue attributable to costs incurred as compared to total estimated construction costs and selling expenses, is recognized in the period of sale. The remaining revenue is deferred and recognized as the remaining costs are incurred.

     VOI cost of sales, as a percent of related revenue, was 28.2% and 26.5% for the six months ended June 30, 1998 and 1997, respectively. This increase is directly related to higher product costs (including beachfront property purchased at higher prices and increased construction costs) at certain of the Company's destination resorts. Effective May 1, 1998, the Company initiated sales price increases to partially offset the higher product cost.

     Selling expenses, including commissions, as a percentage of related net revenues, were 45.6% and 44.7%, for the six months ended June 30, 1998 and 1997, respectively. The increase in the selling expense percentage results primarily from sales inefficiencies experienced in the second quarter of 1998 at certain of the Company's Florida locations.

     The provision for loan losses, as a percentage of related net revenues, increased to 4.8% for the six months ended June 30, 1998 compared to 3.9% for the six months ended June 30, 1997. The Company provides for losses on contracts receivable by a charge against earnings at the time of sale at a rate based upon the Company's historical cancellation experience and management's estimate of future losses. The allowance for contracts receivable is maintained at a level believed adequate by management based upon periodic valuation of the contracts receivable portfolio. Management anticipates the provision for loan losses will remain relatively constant during the remainder of 1998.

     Resort Management
     -----------------

     Resort management revenue increased 40% to $19.5 million for the six months ended June 30, 1998 as compared to $14.0 million for the six months ended June 30, 1997. This increase is primarily due to an expansion of the Company's resort management services, including the sale of furnishings for VOI units to independent resort operators and property owner associations, as well as an increase in resort operating locations.

     Interest
     --------

     During the six months ended June 30, 1998, the Company sold approximately $129.3 million of contracts receivable to Fairfield Receivables Corporation ("FRC"), a wholly owned, unconsolidated special purpose subsidiary of Fairfield Acceptance Corporation ("FAC"). FRC financed these purchases through advances of $103.0 million drawn under the FRC Credit Agreement, which provides for borrowings of up to $150.0 million for purchases of contracts receivable from FAC. Management intends to fully utilize the FRC Credit Agreement in the future due to the favorable interest rates available through this financing alternative. As a result, the level of interest income and expense recorded by the Company will begin to decline during the remainder of the year due to the continued sales of contracts receivable to FRC.

     Interest income, exclusive of $4.4 million recorded by FRC, increased 12.0% to $18.9 million for the six months ended June 30, 1998 as compared to $16.8 million for the six months ended June 30, 1997. This increase is primarily attributable to an increase in the average balance of outstanding contracts receivable ($251.3 million for the six months ended June 30, 1998 versus $240.6 million for the six months ended June 30, 1997).

     Interest expense, net of amounts capitalized and exclusive of $2.1 million recorded by FRC, totaled $5.5 million and $4.9 million for the six months ended June 30, 1998 and 1997, respectively. This increase is primarily attributable to an increase in the average outstanding balance of interest-bearing debt ($129.8 million for the six months ended June 30, 1998 as compared to $123.6 million for the six months ended June 30, 1997).

     The refinancing of certain of the Company's credit agreements (including substantially all of the secured obligations of Vacation Break) resulted in a reduction in the Company's weighted average interest rate on financing arrangements collateralized by contracts receivable to 8.6% from 9.7%, respectively, for the six month periods ended June 30, 1998 and 1997. Management anticipates that the Company's weighted average interest rate will continue to decline during 1998, as compared to 1997, as the effect of its new credit facilities are fully realized.

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

     General and Administrative
     --------------------------

     General and administrative expenses, as a percent of total revenues, decreased from 9.3% for the six months ended June 30, 1997 to 6.9% for the six months ended June 30, 1998. This decrease is due primarily to benefits realized from integrating Vacation Break's operational infrastructure with that of the Company. Management anticipates additional cost savings to be realized during the remainder of 1998, as compared to 1997, as the Company continues the integration of the Vacation Break operations.

     Other
     -----

     Other revenues for the six months ended June 30, 1998 and 1997 include home sales revenue totaling $6.0 million and $5.3 million, respectively, and lot sales revenue totaling $3.5 million and $4.6 million, respectively. Additionally, in June 1998, the Company sold its remaining golf course and recorded a gain on this sale of $.9 million.

     Other expenses for the six months ended June 30, 1998 and 1997 include cost of home sales, including selling expenses, totaling $5.2 million and $4.6 million, respectively, and cost of lot sales of $1.1 million and $1.2 million, respectively.

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

     All revenue and expense trends, other than those mentioned below, for the three months ended June 30, 1998, compared to the same period in the prior year, were generally consistent with the trends of the related six month period.

     Vacation Ownership
     ------------------

     Gross revenue from VOIs increased 13.6% to $82.6 million for the three months ended June 30, 1998 as compared to $72.7 million for the three months ended June 30, 1997. Gross VOI sales at the Company's destination resorts continue to be the largest dollar contributor to total VOI sales. Gross VOI sales for the three months ended June 30, 1998 increased 8.1% at the Company's 16 destination resorts, 24.4% at the Company's ten regional resorts and 64.6% at the Company's five off-site sales offices.

     Net VOI revenue increased 9.5% to $80.2 million for the three months ended June 30, 1998 from $73.2 million for the three months ended June 30, 1997. The increase in net VOI revenue was offset the net revenue deferral of $2.4 million during the six months ended June 30, 1998, resulting from the percentage of completion method of accounting, as compared to net revenue recognition of $.5 million for the three months ended June 30, 1997. Under the percentage of completion method of accounting, the portion of revenue attributable to costs incurred as compared to total estimated construction costs and selling expenses, is recognized in the period of sale. The remaining revenue is deferred and recognized as the remaining costs are incurred.

     VOI cost of sales, as a percent of related revenue, was 28.6% and 26.1% for the three months ended June 30, 1998 and 1997, respectively. This increase is directly related to higher product cost (including beachfront property purchased at higher prices and increased construction costs) at certain of the Company's destination resorts. Effective May 1, 1998, the Company initiated sales price increases to partially offset the higher product cost.

     Interest
     --------

     During the three months ended June 30, 1998, the Company sold approximately $46.3 million of contracts receivable to FRC. FRC financed these purchases through advances of $36.5 million drawn under the FRC Credit Agreement.

     Interest income, exclusive of $3.8 million recorded by FRC, totaled $8.6 million for the three months ended June 30, 1998 as compared to $8.5 million for the three months ended June 30, 1997. Interest expense, net of amounts capitalized and exclusive of $1.9 million recorded by FRC, totaled $1.8 million and $2.7 million for the three months ended June 30, 1998 and 1997, respectively. This decrease is due primarily to (i) a reduction in weighted average interest rates on outstanding debt (8.1% and 9.9% for the three month periods ended June 30, 1998 and 1997, respectively) and (ii) a reduction in borrowings under the Company's revolving credit agreements, which resulted from a shift in funding sources from the revolving credit agreements to the FRC Agreement.

     Other
     -----

     Other revenues for the three months ended June 30, 1998 include home sales revenue of $3.0 million and lot sales revenue of $2.3 million. For the three months ended June 30, 1997, home sales revenue and lot sales revenue totaled $2.7 million and $2.6 million, respectively.

     Other expenses for the three months ended June 30, 1998 and 1997 include cost of home sales, including selling expenses, totaling $2.7 million and $2.4 million, respectively, and cost of lot sales of $.7 million for each respective quarter.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, the Company's cash and cash equivalents totaled $7.4 million, an increase of $4.4 million from December 31, 1997. Cash provided by operating activities totaled $28.5 million and $42.6 million for the six months ended June 30, 1998 and 1997, respectively. The fluctuation in operating cash results primarily from an increase in real estate inventories in 1998 compared to 1997. During the six months ended June 30, 1998, the Company increased its VOI construction activity at several of its resorts, including the Fairfield Meadows resort located in Branson, Missouri as well as the Royal Vista and the Palm Aire resorts, located in Pompano Beach, Florida. Additionally, the Company purchased, for future VOI development, a 20 acre site located in Sedona, Arizona.

     Cash provided by investing activities totaled $52.3 million for the six months ended June 30, 1998 compared to cash used in investing activities of $51.1 million for the six months ended June 30, 1997. In 1998, the Company received $101.4 million in cash from FRC related to the sale of contracts receivable.

     Cash used in financing activities totaled $76.4 million for the six months ended June 30, 1998 compared to cash provided by financing activities of $1.9 million for the six months ended June 30, 1997. During the six months ended June 30, 1998, repayments of financing arrangements exceeded proceeds by $86.0 million (proceeds received from the sale of contracts receivable to FRC were used to pay down the credit facilities of the Company). During the six months ended June 30, 1997, proceeds from financing arrangements exceeded repayments by $9.6 million.

     In January 1998, the Company amended the previously existing revolving credit agreements between Fairfield, FAC and their primary lender. The Amended and Restated Revolving Credit Agreements (the "Credit Agreements") provide borrowing availability of up to $60.0 million (including up to $11.0 million for letters of credit) and mature in January 2001. At June 30, 1998, borrowing availability under the Credit Agreements totaled $31.4 million.

     At June 30, 1998, Fairfield Capital Corporation ("FCC"), a wholly owned subsidiary of FAC, had oustanding borrowings of $50.2 million under the FCC
Agreement, which provides for the purchases of contracts receivable from FAC. There are no additional fundings available under the FCC Agreement. At June 30, 1998, contracts receivable totaling $66.8 million collateralized the FCC borrowings.

     Fairfield Funding Corporation ("FFC") is a wholly owned subsidiary of FAC with outstanding borrowings of $8.9 million at June 30, 1998, issued under private placement notes. There are no additional fundings available under the FFC credit facility. Contracts receivable totaling $16.6 million at June 30, 1998 collateralized these borrowings.

     In January 1998, FRC entered into the FRC Agreement which provides for borrowings of up to $150.0 million for the purchase of contracts receivable pursuant to a Receivables Purchase Agreement, among Fairfield, FAC and FRC. At June 30, 1998, FRC held $117.6 million of contracts receivable with $93.4 million of related borrowings.

         On August 10, 1998, the Company announced that its Board of Directors had authorized the Company to repurchase up to $20 million of the Company's Common Stock. Repurchased shares of common stock will become treasury shares of the Company, and may be used to meet the Company's obligations under its employee stock option plans and for other corporate purposes.

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

FORWARD-LOOKING INFORMATION

     Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations include certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

     Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions, including those relating to the operations of Vacation Break. Representative examples of these factors include (without limitation) general industry and economic conditions; interest rate trends; regulatory changes; cost of capital and capital requirements; availability of real estate properties; competition from national hospitality companies and other competitive factors and pricing pressures; shifts in customer demands; changes in operating expenses, including employee wages, commission structures and related benefits; economic cycles; the Company's success in its ability to hire, train and retain qualified employees; the continued availability of financing in the amounts and at the terms necessary to support the Company's future business; assumed cost savings and other synergistic benefits of the merger with Vacation Break and the success achieved or problems encountered in the continued integration of the Vacation Break operations into those of the Company.

PART II - OTHER INFORMATION
-------   -----------------

Item 1 - Legal Proceedings

               Incorporated by reference (see Note 12 of "Notes to Consolidated Financial Statements").

Item 4 - Submission of Matters to a Vote of Security Holders

          The 1998 Annual Meeting of Stockholders of the Registrant was held on May 21, 1998. The following items of business were presented to the stockholders:

               Election of Directors
               ----------------------

               The nine directors were elected as proposed in the Proxy Statement dated April 21, 1998 under the caption titled "Election of Directors".

                                          Total Vote For     Total Vote Withheld
                                          Each Director      From Each Director
                                          -------------      ------------------
               Les R. Baledge              39,998,283              62,439

               Ernest D. Bennett, III      40,026,767              33,955

               Philip L. Herrington        40,030,397              30,325

               Gerald Johnston             40,016,451              44,271

               Bryan D. Langton            40,031,751              28,971

               John W. McConnell           40,025,139              35,583

               Charles D. Morgan           36,647,778           3,412,944

               Ralph P. Muller             40,022,228              38,494

               William C. Scott            40,031,771              28,951

               Approval of an Amendment to the 1997 Stock Option Plan
               ------------------------------------------------------

               An amendment to the 1997 Stock Option Plan as proposed in the Proxy Statement dated April 21, 1998 under the caption titled "Approval of Amendment to the 1997 Stock Option Plan" was approved (For - 31,447,401; Against - 8,391,138; Abstentions - 31,148; Broker Non-Votes - 191,035).

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

                                   FAIRFIELD COMMUNITIES, INC.




Date:   August 13, 1998            /s/Robert W. Howeth
       --------------------        -------------------------------------------
                                   Robert W. Howeth, Senior Vice President and
                                             Chief Financial Officer



Date:   August 13, 1998           /s/William G. Sell
       --------------------       ----------------------------------------------
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

4.5 Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

10.1 Fifth Amended and Restated Operating Agreement between Fairfield Communities, Inc., Fairfield Myrtle Beach, Inc., Sea Gardens Beach and Tennis Resort, Vacation Break Resorts, Inc., Vacation Break Resort at Star Island, Inc., Palm Vacation Group, Ocean Ranch Vacation Group and Fairfield Acceptance Corporation - Nevada, dated July 14, 1998 (attached)

10.2           First  Amendment  to  Amended  and  Restated   Revolving   Credit
               Agreement between Fairfield Communities, Inc. and BankBoston, N.A., dated July 13, 1998 (attached)

10.3           First  Amendment  to  Amended  and  Restated   Revolving   Credit
               Agreement   between   Fairfield   Acceptance    Corporation   and
               BankBoston,  N.A.,  dated July 13, 1998  (attached)

27             Financial Data Schedule (attached)