Form 10-Q
period 1998-09-30
FAIRFIELD COMMUNITIES INC
filed 1998-11-13
CIK 276189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

   (Mark One)

     [X]         Quarterly  Report  Pursuant  to  Section 13 or 15(d) of the
                   Securities  Exchange  Act of  1934

                   For the quarter ended September 30, 1998

     [ ]         Transition  Report Pursuant to Section 13 or 15(d) of the
                   Securities  Exchange Act of 1934

                   For the transition  period from ________ to _________

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

     The number of shares outstanding of the registrant's Common Stock, $.01 par value, at October 30, 1998 was 44,129,000 shares.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                          Page
                                                                           No.
PART 1. - FINANCIAL INFORMATION                                           ----

     Item 1.   Financial Statements

               Consolidated Balance Sheets as of September 30, 1998
                (unaudited) and December 31, 1997                           3

               Consolidated  Statements of Earnings for the Three and Nine
                Months Ended September 30, 1998 and 1997 (unaudited)        4

               Consolidated  Statements  of Cash Flows for the Nine Months
                Ended September 30, 1998 and 1997 (unaudited)               5

               Notes to Consolidated Financial Statements (unaudited)       6

     Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                  13

PART II. - OTHER INFORMATION

     Item 1.   Legal Proceedings                                           20

     Item 6.   Exhibits and Reports on Form 8-K                            20

SIGNATURES                                                                 21

PART I - FINANCIAL INFORMATION
------   ---------------------

ITEM I - FINANCIAL STATEMENTS
------   --------------------

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)

                                                September 30,      December 31,
                                                    1998               1997
                                                    ----               ----
                                                 (Unaudited)
ASSETS
  Cash and cash equivalents                       $  4,350          $  3,074
  Receivables, net                                 228,470           296,699
  Real estate inventories                          123,891            93,139
  Property and equipment, net                       29,507            24,370
  Restricted cash and escrow accounts               27,514            25,607
  Investments in and net amounts due
   from qualifying special purpose entities         24,207               -
  Other assets                                      21,363            21,043
                                                  --------          --------
                                                  $459,302          $463,932
                                                  ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Financing arrangements                        $104,055          $170,081
    Accounts payable                                30,773            20,398
    Deferred revenue                                27,959            29,769
    Accrued income taxes                            24,803            12,566
    Other liabilities                               51,869            43,936
                                                  --------          --------
                                                   239,459           276,750
                                                  --------          --------

  Stockholders' Equity:
    Common stock, $.01 par value, 100,000,000
     shares authorized, 50,518,851 and 49,491,666
     shares issued as of September 30, 1998 and
     December 31, 1997, respectively                   505               495
    Paid-in capital                                119,507           107,920
    Retained earnings                              112,866            79,083
    Unamortized value of restricted stock              (58)             (316)
    Treasury stock, at cost, 5,618,351 shares
     in 1998 and 4,573,266 in 1997                 (12,977)              -
                                                  --------          --------
                                                   219,843           187,182
                                                  --------          --------
                                                  $459,302          $463,932
                                                  ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                        Three Months Ended   Nine Months Ended
                                          September 30,        September 30,
                                        ------------------   -----------------
                                         1998       1997      1998       1997
                                         ----       ----      ----       ----
REVENUES
  Vacation ownership interests, net    $ 86,272    $75,297  $226,632   $196,445
  Resort management                       8,997      7,366    28,544     21,413
  Interest                                7,989      9,753    26,368     26,595
  Net interest income from qualifying
    special purpose entities              2,697        -       5,266        -
  Other                                   6,782      6,608    19,850     18,465
                                       --------    -------  --------   --------
                                        112,737     99,024   306,660    262,918
                                       --------    -------  --------   --------
EXPENSES
  Vacation ownership interests -
     cost of units sold                  23,595     19,957    63,215     52,077
  Sales and marketing                    42,376     34,102   108,051     90,427
  Provision for loan losses               3,648      4,425    10,558      9,383
  Resort management                       7,858      5,754    23,947     17,738
  General and administrative              8,190      7,931    21,473     23,185
  Interest, net                           1,441      2,507     6,893      7,420
  Depreciation                            1,781      1,281     5,110      3,688
  Other                                   4,633      4,626    13,209     13,720
                                       --------    -------  --------   --------
                                         93,522     80,583   252,456    217,638
                                       --------    -------  --------   --------
Earnings before provision
 for income taxes                        19,215     18,441    54,204     45,280
Provision for income taxes                6,975      7,342    20,421     17,786
                                       --------    -------  --------   --------
Net earnings                           $ 12,240    $11,099  $ 33,783   $ 27,494
                                       ========    =======  ========   ========

BASIC EARNINGS PER SHARE                   $.27       $.25      $.75       $.63
                                           ====       ====      ====       ====
DILUTED EARNINGS PER SHARE                 $.26       $.23      $.72       $.59
                                           ====       ====      ====       ====

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic                                44,997     44,364    44,788     43,440
                                         ======     ======    ======     ======
    Diluted                              46,820     47,438    47,203     46,470
                                         ======     ======    ======     ======


The accompanying notes are an integral part of these financial statements.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                       Nine Months Ended
                                                         September 30,
                                                      -------------------
                                                      1998           1997
                                                      ----           ----
OPERATING ACTIVITIES:
  Net earnings                                    $  33,783      $  27,494
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation                                      5,110          3,688
    Provision for loan losses                        10,558          9,383
    Net interest income from qualifying
     special purpose entities                        (5,266)           -
    Tax benefit from employee stock benefit plans     4,787            466
    Changes in operating assets and liabilities:
      Real estate inventories                       (30,752)        (8,559)
      Deferred revenue                               (1,810)       (11,767)
      Accounts payable and other liabilities         18,254         12,956
      Accrued income taxes                           12,237         16,780
      Other                                          (7,688)         2,052
                                                  ---------      ---------
    Net cash provided by operating activities        39,213         52,493
                                                  ---------      ---------
 INVESTING ACTIVITIES:
    Purchases of property and equipment, net         (9,813)        (4,176)
    Principal collections on loans receivable        73,709         83,155
    Originations of loans receivable               (152,929)      (146,226)
    Sales of loans receivable to
     qualifying special purpose entities            126,001            -
    Net investment activities of net
     liabilities of assets held for sale                -           (8,293)
    Other                                               -              124
                                                  ---------      ---------
    Net cash provided by (used in)
     investing activities                            36,968        (75,416)
                                                  ---------      ---------
  FINANCING ACTIVITIES:
    Proceeds from financing arrangements            501,021        346,957
    Repayments of financing arrangements           (567,047)      (312,192)
    Activity related to employee
     stock benefit plans                              6,005          1,883
    Net increase in restricted
     cash and escrow accounts                        (1,907)        (4,833)
   Repurchase of treasury stock                     (12,977)           -
                                                  ---------      ---------
   Net cash (used in) provided
    by financing activities                         (74,905)        31,815
                                                  ---------      ---------
   Net increase in cash and cash equivalents          1,276          8,892
   Cash and cash equivalents, beginning of period     3,074         13,316
                                                  ---------      ---------
  Cash and cash equivalents, end of period        $   4,350      $  22,208
                                                  =========      =========

  SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid, net of amounts capitalized        $7,653         $7,875
                                                     ======         ======
    Income taxes paid                                $5,140         $  437
                                                     ======         ======
    Capitalized interest                             $  970         $1,014
                                                     ======         ======


The accompanying notes are an integral part of these consolidated financial statements.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 1 - GENERAL
------   -------

         Organization
         ------------

         Fairfield Communities, Inc. ("Fairfield" and together with its consolidated subsidiaries, the "Company") is one of the largest vacation ownership companies in the United States in terms of property owners and vacation units constructed. The Company's primary business is selling vacation ownership interests ("VOIs") through its innovative points-based vacation system, Fairshare Plus. The VOIs offered by the Company consist of either individual fee simple interests or specified fixed week interval ownership in fully furnished units. Additionally, the Company offers financing for VOI purchasers, which results in the creation of high-quality, medium-term contracts receivable.

         The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial information is unaudited, but reflects all adjustments consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the results of operations for such interim periods. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997.

         Certain previously reported amounts in the consolidated financial statements have been reclassified to conform to the presentation used for the current periods. All significant intercompany balances and transactions have been eliminated in consolidation.

         Basis of Preparation
         --------------------

         Fairfield Acceptance Corporation - Nevada ("FAC-Nevada") was incorporated in December 1997 as a wholly owned subsidiary of Fairfield. All operations of Fairfield Acceptance Corporation, a wholly owned finance subsidiary of Fairfield, were merged into FAC - Nevada on July 13, 1998.

         Fairfield Receivables Corporation ("FRC") and Fairfield Funding Corporation, II ("FFC II" and together with FRC, the "Qualifying Special Purpose Entities") were incorporated in January and August 1998, respectively, as wholly owned, qualifying special purpose subsidiaries of FAC - Nevada for the specific purpose of purchasing contracts receivable from the Company. Statement of Financial Accounting Standards ("SFAS") No. 125 requires that qualifying special purpose entities, which engage in qualified purchases of financial assets with affiliated companies, be accounted for on an unconsolidated basis. See Note 8 for condensed financial information of FAC - Nevada and the Qualifying Special Purpose Entities.

         Use of Estimates
         ----------------

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates include the allowance for loan losses on receivables, revenue recognition under the percentage of completion method on VOI sales, depreciation of property and equipment, accrued liabilities and deferred revenue on the sale of vacation packages. Consequently, actual results could differ from these estimates.

NOTE 2 - NEW ACCOUNTING STANDARDS
------   ------------------------

         In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131, which the Company will adopt for its December 31, 1998 consolidated financial statements, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas of operations and major customers. Management does not anticipate that the adoption of this statement will have a significant effect on the Company's results of operations or financial position.

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

         In August 1998, the Company's Board of Directors authorized the repurchase of up to $20.0 million of the Company's Common Stock. Repurchased shares of Common Stock will become treasury shares of the Company, and may be used to meet the Company's obligations under its employee stock option plans and for other corporate purposes. At September 30, 1998, the Company had repurchased 1,098,000 shares of Common Stock at an aggregate cost, including commissions, of $12.2 million.

NOTE 4 - RECEIVABLES, NET
------   ----------------

         Receivables consisted of the following (In thousands):


                                              September 30,        December 31,
                                                  1998                 1997
                                                  ----                 ----
  Contracts                                     $224,156             $302,519
  Mortgages and other                             19,429               15,028
                                                --------             --------
                                                 243,585              317,547
  Less allowance for losses                      (15,115)             (20,848)
                                                --------             --------
  Receivables, net                              $228,470             $296,699
                                                ========             ========

         During the nine months ended September 30, 1998, the Company sold contracts receivable totaling $158.9 million to the Qualifying Special Purpose Entities and, at September 30, 1998, these entities held contracts receivable totaling $133.8 million. Except for the repurchase of defective contracts, the Company is not obligated to repurchase defaulted contracts sold to the Qualifying Special Purpose Entities. It is anticipated, however, that the Company will repurchase defaulted contracts to facilitate the remarketing of the underlying collateral. The Company maintains an allowance for loan losses in connection with its option to repurchase the defaulted contracts. At September 30, 1998, this allowance totaled $8.4 million and was classified in "Investments in and net amounts due from qualifying special purpose entities" in the Consolidated Balance Sheet.

NOTE 5 - REAL ESTATE INVENTORIES
------   -----------------------

         Real estate inventories are summarized as follows (In thousands):

                                             September 30,          December 31,
                                                  1998                  1997
                                                  ----                  ----
   Land:
     Under development                          $ 13,590               $20,186
     Undeveloped                                  26,739                 6,480
                                                --------               -------
                                                  40,329                26,666
                                                --------               -------
   Residential housing:
     Vacation ownership interests                 79,711                62,410
     Homes                                         3,851                 4,063
                                                --------               -------
                                                  83,562                66,473
                                                --------               -------
                                                $123,891               $93,139
                                                ========               =======

         During  1998,  the  Company  acquired,   for  $19.9  million,   certain
undeveloped land located in Las Vegas, Nevada; Gatlinburg, Tennessee; Sedona, Arizona and Williamsburg, Virginia.

NOTE 6 - FINANCING ARRANGEMENTS
------   ----------------------

         Financing arrangements are summarized as follows (In thousands):

                                              September 30,         December 31,
                                                   1998                 1997
                                                   ----                 ----
    Revolving credit agreements                  $ 46,522             $ 94,101
    Notes payable collateralized
     by contracts receivable:
      Fairfield Capital Corporation                47,420               60,147
      Fairfield Funding Corporation                 7,791               12,330
    Notes payable - other                           2,322                3,503
                                                 --------             --------
                                                 $104,055             $170,081
                                                 ========             ========

         At September 30, 1998, the Amended and Restated Revolving Credit Agreements (the "Credit Agreements") provide borrowing availability of up to $60.0 million (including up to $11.0 million for letters of credit) and mature in January 2001. Borrowings under the Credit Agreements bear interest at rates ranging from the base rate of the primary lender minus .25% to the base rate minus .75% (weighted average interest rate on outstanding borrowings was 7.8% at September 30, 1998). In October 1998, the Credit Agreements were amended to increase borrowing availability to $80.0 million and to extend the maturity date to October 2001. The increase is intended to finance the acquisition and development of additional destination resorts, to fund the repurchase of the Company's Common Stock and to fund the general operations of the Company.

         Borrowings under the Fairfield Capital Corporation credit agreement principally mature within 50 months and bear interest at varying rates, based on commercial paper rates (7.5% for the nine months ended September 30, 1998). Borrowings under the Fairfield Funding Corporation ("FFC") credit agreement are in the form of private placement notes, which bear interest at a rate of 7.6%. In October 1998, the Company paid off the outstanding borrowings under the FFC credit agreement utilizing primarily the financing availability under the revolving credit agreements.

         In February 1998, FAC-Nevada entered into an interest rate swap agreement with its primary lender, which provides for a fixed interest rate of 5.63% on $50.0 million of outstanding debt. This agreement is subject to the scheduled amortization of a pool of contracts receivable and will expire in February 2002.

NOTE 7 - EARNINGS PER SHARE
------   ------------------

         The following table sets forth the computation of basic and diluted earnings per share ("EPS") (In thousands, except per share data):

                                         Three Months Ended  Nine Months Ended
                                            September 30,      September 30,
                                         ------------------  -----------------
                                           1998      1997      1998      1997
                                           ----      ----      ----      ----
Numerator:
  Net income - Numerator for basic
   and diluted EPS                       $12,240   $11,099   $33,783   $27,494
                                         =======   =======   =======   =======

Denominator:
  Denominator for basic EPS-weighted
   average shares                         44,997    44,364    44,788    43,440
  Effect of dilutive securities:
    Restricted common stock                   90       180        90       180
    Options and warrants                   1,242     1,967     1,777     1,682
    Common stock held in escrow              491       366       548       607
    Other                                    -         561       -         561
                                         -------   -------   -------   -------
  Dilutive potential common shares         1,823     3,074     2,415     3,030
                                         -------   -------   -------   -------
  Denominator for diluted EPS-adjusted
   weighted average shares and
   assumed conversions                    46,820    47,438    47,203    46,470
                                          ======    ======    ======    ======
Basic earnings per share                    $.27      $.25      $.75      $.63
                                            ====      ====      ====      ====
Diluted earnings per share                  $.26      $.23      $.72      $.59
                                            ====      ====      ====      ====


NOTE 8 - FAIRFIELD ACCEPTANCE CORPORATION - NEVADA
------   -----------------------------------------

        Condensed   consolidated   financial   information   for  FAC-Nevada  is
summarized as follows (In thousands):

                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   September 30,    December 31,
                                                        1998            1997
                                                        ----            ----
ASSETS
  Cash                                               $    370        $    494
  Receivables, net                                    157,569         111,071
  Restricted cash                                       6,297           3,749
  Due from parent                                         -             6,710
  Investments in and net amounts due
   from qualifying special purpose entities            32,636             -
  Other assets                                          3,444           2,390
                                                     --------        --------
                                                     $200,316        $124,414
                                                     ========        ========
LIABILITIES AND EQUITY
  Financing arrangements                             $ 75,211        $ 72,477
  Due to parent                                        63,495             -
  Accrued interest and other liabilities                1,747             703
  Equity                                               59,863          51,234
                                                     --------        --------
                                                     $200,316        $124,414
                                                     ========        ========

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                                           Nine Months Ended
                                                             September 30,
                                                           -----------------
                                                            1998       1997
                                                            ----       ----
  Revenues                                                $22,159    $12,512
  Expenses                                                  9,007      4,860
                                                          -------    -------
  Earnings before provision for income taxes               13,152      7,652
  Provision for income taxes                                4,844      3,001
                                                          -------    -------
  Net earnings                                            $ 8,308    $ 4,651
                                                          =======    =======

     The sale of contracts receivable to FRC is subject to a Receivables Purchase Agreement dated January 15, 1998 between Fairfield, FAC-Nevada and FRC. The Receivables Purchase Agreement substantially restricts the transfer of assets from FRC to FAC-Nevada. During the nine months ended September 30, 1998, approximately $158.9 million of contracts receivable were sold from FAC-Nevada to FRC, with FRC primarily funding the purchases of contracts receivable through advances under the FRC Agreement totaling $126.9 million. Borrowings under the FRC Agreement bear interest at commercial paper rates (approximately 7.0% for the nine months ended September 30, 1998).

     During 1998, FRC entered into certain interest rate swap and cap transactions with its primary lender to provide for fixed interest rates on outstanding indebtedness. Interest rate differentials to be paid or received under the terms of the interest rate swap and cap agreements are recognized as adjustments of interest expense related to the designated financing arrangement. At the option of the lender, the interest rate swap and cap agreements allow for early termination three years from the transaction date. The swap and cap agreements are summarized as follows:

                                             Effective
       Date of           Outstanding          Interest         Termination
     Transaction         Indebtedness           Rate               Date
     -----------         ------------        ---------             ----
     March 1998          $52.4 million         5.78%            June 2004
     March 1998          $ 7.4 million         5.78%            October 2004
     July 1998           $14.0 million         5.72%            December 2004

     The sale of contracts receivable to FFC II is subject to a Receivables Purchase Agreement dated July 31, 1998 between Fairfield, FAC-Nevada and FFC II. The Receivables Purchase Agreement substantially restricts the transfer of assets from FFC II to FAC-Nevada. During August 1998, approximately $60.1 million of contracts receivable were sold to FFC II, with FFC II primarily funding the purchase through the issuance of $49.8 million of private placement notes bearing interest at 6.75%. The borrowings mature in September 2010 and provide for a reinvestment period whereby the collateral and related debt level will remain constant for an eighteen month period ending at the earlier of March 2000 or the occurrence of an Early Amortization Event as defined in the Pledge and Servicing Agreement.

        Condensed combined financial information for the Qualifying Special Purpose Entities is summarized as follows (In thousands):

                        CONDENSED COMBINED BALANCE SHEET

                                                             September 30,
                                                                  1998
                                                                  ----
ASSETS
  Receivables                                                   $133,801
  Restricted cash                                                 12,499
                                                                --------
                                                                $146,300
                                                                ========
LIABILITIES AND EQUITY
  Financing arrangements                                        $113,059
  Due to parent                                                    5,026
  Subordinated note payable to parent                             14,730
  Accrued interest and other liabilities                             773
  Equity                                                          12,712
                                                                --------
                                                                $146,300
                                                                ========

                    CONDENSED COMBINED STATEMENTS OF EARNINGS

                                          Three Months Ended  Nine Months Ended
                                             September 30,       September 30,
                                                1998                1998
                                                ----                ----
  Interest income                              $5,041               $9,478

  Expenses:
    Interest expense:
      Financing arrangements                    1,936                3,586
      Subordinated note to parent                 482                  969
    General and administrative                    408                  626
                                               ------               ------
                                                2,826                5,181
                                               ------               ------
  Earnings before provision for income taxes    2,215                4,297
  Provision for income taxes                      816                1,583
                                               ------               ------
  Net earnings                                 $1,399               $2,714
                                               ======               ======


NOTE 9 - SUPPLEMENTAL INFORMATION
------   ------------------------

         Included in other assets at September 30, 1998 and December 31, 1997 are (i) unamortized goodwill charges totaling $4.9 million and $4.8 million related primarily to the December 1997 acquisition of the remaining minority interests in certain of Vacation Break's joint ventures, (ii) unamortized capitalized financing costs totaling $2.9 million and $2.4 million, respectively and (iii) $1.6 million and $2.0 million, respectively, related to assets of the Company's life insurance subsidiary.

         Included in other liabilities at September 30, 1998 and December 31, 1997 are (i) accruals totaling $14.9 million and $14.0 million, respectively, related to the Company's employee compensation and benefit programs, (ii) accruals totaling $9.4 million and $5.6 million, respectively, for the fulfillment  costs  associated with the Company's  Discovery  Vacation  program,
(iii) deposits associated with sales contracts totaling $4.3 million and $6.6 million, respectively and (iv) accrued taxes, other than income, totaling $2.5 million and $1.5 million, respectively.

         Other revenues for the nine months ended September 30, 1998 and 1997 include home sales revenue totaling $8.8 million and $8.5 million, respectively, and lot sales revenue totaling $5.9 million and $6.6 million, respectively. Other expenses for the nine months ended September 30, 1998 and 1997 include cost of home sales, including selling expenses, totaling $7.7 million and $7.5 million, respectively, and cost of lot sales of $1.7 million and $1.8 million, respectively.

NOTE 10 - CONTINGENCIES
-------   -------------

         On March 28, 1997, a lawsuit was filed against Vacation Break in the Circuit Court for Pinellas County, Florida by Market Response Group & Laser Company, Inc. ("MRG&L") alleging that Vacation Break and others conspired to boycott MRG&L and fix prices for mailings in violation of the Florida Antitrust Act, and in concert with others, engaged in various acts of unfair competition, deceptive trade practices and common law conspiracy. The complaint also alleges that Vacation Break breached its contract with MRG&L, that Vacation Break misappropriated proprietary information from MRG&L and that Vacation Break interfered with, and caused other companies to breach their contracts with
MRG&L. The complaint demands that Vacation Break indemnify MRG&L for costs incurred by it to defend a 1996 Federal Trade Commission action. While the Company cannot calculate the total amount of damages sought by MRG&L under its complaint, it appears to be in excess of $50.0 million.

         The Company intends to vigorously defend this action and has filed a separate action in Federal District Court asserting various antitrust tying and other claims against MRG&L and related parties. Under the terms of the Principal Stockholders Agreement, entered into in connection with the acquisition of Vacation Break, Fairfield has been indemnified for (a) 75% of the damages which may be incurred in connection with the defense of the MRG&L litigation and (b) 25% of the expense incurred in defending the MRG&L litigation, in excess of the June 30, 1997 reserve on Vacation Break's books, with the maximum amount of indemnification to be $6.0 million. Such indemnification agreement has been collateralized by, and recourse under the indemnity agreement is limited to, the pledge of shares of Fairfield's Common Stock, valued as of December 18, 1997 (adjusted for stock splits and certain other similar items), at an indemnification value of $21.59375 per share, and the proceeds thereof.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

RESULTS OF OPERATIONS

         The Company's operations consist of 26 resorts located in 11 states and the Bahamas. Of the Company's 26 resorts, 16 are located in destination areas with popular vacation attractions and 10 are located in scenic regional locations. The Company has three additional resorts under development, located in Las Vegas, Nevada; Gatlinburg, Tennessee and Sedona, Arizona.

         In December 1997, the Company acquired all of the outstanding common stock of Vacation Break U.S.A., Inc. ("Vacation Break") in exchange for approximately 10,632,000 shares of its common stock. The resorts acquired by the Company in conjunction with the merger are located in Pompano Beach, Florida (four resorts), Orlando, Florida and a 50%-owned resort located in the Bahamas. The merger was accounted for as a pooling of interests and, accordingly, all prior period financial information has been restated as if the merger took place at the beginning of such periods.

         Additionally, in December 1997, Fairfield acquired the remaining 45% minority interest in Vacation Break's joint ventures in the Palm Aire and Royal Vista resorts for approximately $13.5 million in cash. These acquisitions have been accounted for as purchases and the total results of operations of these resorts have been included in the consolidated financial statements from the date of acquisition.

         The  following   table  sets  forth  certain   consolidated   operating
information for the three and nine months ended September 30, 1998 and 1997:

                                         Three Months Ended  Nine Months Ended
                                            September 30,      September 30,
                                         ------------------  -----------------
                                          1998        1997    1997       1998
                                          ----        ----    ----       ----
As a percentage of total revenues:
  Vacation ownership interests, net       76.5%       76.0%   73.9%      74.7%
  Resort management                        8.0         7.4     9.3        8.2
  Interest income                          7.1         9.9     8.6       10.1
  Net interest income from qualifying
   special purpose entities                2.4         -       1.7        -
  Other revenue                            6.0         6.7     6.5        7.0
                                         -----       -----   -----      -----
                                         100.0%      100.0%  100.0%     100.0%
                                         =====       =====   =====      =====

As a percentage of related revenues:
  Cost of sales - vacation
   ownership interests                    27.4%       26.5%   27.9%      26.5%
  Resort management                       87.3%       78.1%   83.9%      82.8%
  Sales and marketing expense             47.7%       44.1%   46.4%      44.5%
  Provision for loan losses                4.1%        5.7%    4.5%       4.6%

As a percentage of interest revenues:
  Interest expense, net                   13.5%       25.7%   21.8%      27.9%

As a percentage of total revenues:
  General and administrative               7.3%        8.0%    7.0%       8.8%
  Depreciation                             1.6%        1.3%    1.7%       1.4%
  Other expense                            4.1%        4.7%    4.3%       5.2%

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED
 SEPTEMBER 30, 1997

     Vacation Ownership
     ------------------

     Gross revenue from vacation ownership interests ("VOIs") increased 20.3% to $229.4 million for the nine months ended September 30, 1998 as compared to $190.7 million for the nine months ended September 30, 1997. Gross VOI sales at the Company's destination resorts continue to be the largest dollar contributor to total VOI sales, accounting for 76.6% and 80.1% of total VOI sales for the nine months ended September 30, 1998 and 1997, respectively. Gross VOI sales for the nine months ended September 30, 1998 increased 15.2% at the Company's destination resorts, 28.7% at the Company's regional resorts and 70.0% at the Company's off-site sales offices.

     Net VOI revenue increased 15.4% to $226.6 million for the nine months ended September 30, 1998 as compared to $196.4 million for the nine months ended
September 30, 1997. Revenue relating to sales of VOIs in projects under development is recognized using the percentage of completion method. Under this method, the portion of revenues attributable to costs incurred, as compared to total estimated acquisition, construction and selling expenses, is recognized in the period of sale. The remaining revenue is deferred and recognized as the remaining costs are incurred. As the Company is currently in the development stage of certain projects, it is anticipated that certain VOI sales in these projects will generate deferred revenue as the Company completes sales at a more rapid pace than the completion of the related VOI units. At September 30, 1998, the Company had deferred revenue totaling $8.0 million which will be recognized upon completion of the related VOI units. The following table reconciles VOI sales recorded to VOI revenues recognized for the respective periods:

                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                       ------------------    -----------------
                                        1998        1997      1998       1997
                                        ----        ----      ----       ----
   Vacation ownership interests       $86,501     $71,126   $229,432   $190,728
   Add:  Deferred revenue at
          beginning of period           7,796       9,072      5,225     10,618
   Less: Deferred revenue at
          end of period                (8,025)     (4,901)    (8,025)    (4,901)
                                      -------     -------   --------   --------
   Vacation ownership interests, net  $86,272     $75,297   $226,632   $196,445
                                      =======     =======   ========   ========

     VOI cost of sales, as a percent of related revenue, was 27.9% and 26.5% for the nine months ended September 30, 1998 and 1997, respectively. This increase is directly related to higher product costs (including beachfront property purchased at higher prices and increased construction costs) at certain of the Company's destination resorts. In May 1998, the Company initiated sales price increases to partially offset the higher product costs.

     Sales and marketing expenses, including commissions, as a percentage of related net revenues, were 46.4% and 44.5%, for the nine months ended September 30, 1998 and 1997, respectively. This increase resulted primarily from marketing inefficiencies experienced in the second and third quarters of 1998 at the Company's South Florida locations. The Company's sales efficiencies were also affected by the hurricane activity on the Eastern coast of the United States in August and September 1998. During this period, sales were negatively impacted as Hurricane Georges brought South Florida tour flow to a temporary standstill. Management continues to work to improve the sales efficiencies at its South Florida locations, however; management anticipates selling expenses to increase, as a percentage of VOI revenues, during the fourth quarter of 1998 and the first quarter of 1999 as compared to the similar periods in prior years.

     The provision for loan losses, as a percentage of related net revenues, was 4.5% for the nine months ended September 30, 1998 compared to 4.6% for the nine months ended September 30, 1997. The Company provides for losses on contracts receivable by a charge against earnings at the time of sale at a rate based upon the Company's historical cancellation experience and management's estimate of future losses. The allowance for contracts receivable is maintained at a level believed adequate by management based upon periodic valuation of the contracts receivable portfolio.

     Resort Management
     -----------------

     Resort management revenue increased 33.3% to $28.5 million for the nine months ended September 30, 1998 as compared to $21.4 million for the nine months ended September 30, 1997. This increase is primarily due to an expansion of the Company's resort management services, including the sale of furnishings for VOI units to independent resort operators and property owner associations, as well as an increase in resort operating locations.

     Interest
     --------

     For purposes of management's discussion of results of operations, interest income includes interest earned from the Company's receivable portfolio and the net interest income from the Qualifying Special Purpose Entities. During the nine months ended September 30, 1998, the Company sold approximately $158.9 million of contracts receivable to the Qualifying Special Purpose Entities, which primarily financed these purchases through borrowings totaling $126.9 million.

     Interest income increased 18.9% to $31.6 million for the nine months ended September 30, 1998 as compared to $26.6 million for the nine months ended September 30, 1997. This increase is due primarily to an 18.3% increase in the contracts receivable portfolio.

     Interest expense, net of amounts capitalized, decreased by 7.1% to $6.9 million for the nine months ended September 30, 1998 from $7.4 million for the nine months ended September 30, 1997. This decrease is due primarily to (i) the refinancing of certain of the Company's credit agreements, including substantially all of the secured obligations of Vacation Break, resulting in a reduction in the Company's weighted average interest rate on outstanding debt (8.5% versus 9.6% for the nine month periods ended September 30, 1998 and 1997, respectively) and (ii) a reduction in borrowings under the Company's revolving credit agreements, which resulted from a shift in funding sources from the revolving credit agreements to the credit facilities of the Qualifying Special Purpose Entities. Management anticipates that the Company's weighted average interest rate will continue to decline during 1998, as compared to 1997, as the effect of its new credit facilities are fully realized.

     The  Company  uses  interest  rate swap and cap  agreements  to manage  the interest rate characteristics of certain of its outstanding financing arrangements to a more desirable fixed rate basis and to limit the Company's exposure to rising interest rates. Interest rate differentials paid or received under the terms of the interest rate swap and cap agreements are recognized as adjustments of interest expense related to the designated financing arrangements.

     General and Administrative
     --------------------------

     General and administrative expenses, as a percent of total revenues, decreased from 8.8% for the nine months ended September 30, 1997 to 7.0% for the nine months ended September 30, 1998. This decrease is due primarily to benefits realized from integrating Vacation Break's operational infrastructure with that of the Company. Management anticipates additional cost savings to be realized during the remainder of 1998, as compared to 1997, as the Company continues the integration of the Vacation Break operations.

     Other
     -----

     Other revenues for the nine months ended September 30, 1998 and 1997 include home sales revenue totaling $8.8 million and $8.5 million, respectively, and lot sales revenue totaling $5.9 million and $6.6 million, respectively.

     Other expenses for the nine months ended September 30, 1998 and 1997 include cost of home sales, including selling expenses, totaling $7.7 million and $7.5 million, respectively, and cost of lot sales of $1.7 million and $1.8 million, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED
 SEPTEMBER 30, 1997

     All revenue and expense trends, other than those mentioned below, for the three months ended September 30, 1998, compared to the same period in the prior year, were generally consistent with the trends of the related nine month period.

     Vacation Ownership
     ------------------

     Gross revenue from VOIs increased 21.6% to $86.5 million for the three months ended September 30, 1998 as compared to $71.1 million for the three months ended September 30, 1997. Gross VOI sales at the Company's destination resorts continue to be the largest dollar contributor to total VOI sales, accounting for 73.6% and 77.1% of total VOI sales for the three months ended September 30, 1998 and 1997, respectively. Gross VOI sales for the three months ended September 30, 1998 increased 16.0% at the Company's destination resorts, 26.8% at the Company's regional resorts and 81.9% at the Company's off-site sales offices.

     Net VOI revenue increased 14.6% to $86.3 million for the three months ended September 30, 1998 from $75.3 million for the three months ended September 30, 1997. The increase in net VOI revenue was reduced by a net revenue deferral of $0.2 million during the three months ended September 30, 1998, resulting from the percentage of completion method of accounting, as compared to net revenue recognition of $4.2 million for the three months ended September 30, 1997.

     VOI cost of sales, as a percent of related revenue, was 27.4% and 26.5% for the three months ended September 30, 1998 and 1997, respectively. This increase is directly related to higher product cost (including beachfront property purchased at higher prices and increased construction costs) at certain of the Company's destination resorts.

     As previously noted, sales and marketing expenses, as a percentage of related net revenues, increased in the third quarter of 1998 as compared to the similar period in 1997. During the three months ended September 30, 1998, sales efficiencies were affected by the hurricane activity on the Eastern coast of the United States as tour flow at the Company's South Florida locations were brought to a temporary standstill.

     The provision for loan losses, as a percentage of related net revenues, was 4.1% for the three months ended September 30, 1998 as compared to 5.7% for the three months ended September 30, 1997. During the three months ended September 30, 1997, Vacation Break increased its provision for loan losses resulting from its increased receivable portfolio and to reflect the then current delinquency trends.

     Interest
     --------

     For purposes of management's discussion of results of operation, interest income includes interest earned from the receivable portfolio maintained by the Company and the net interest income from the Qualifying Special Purpose Entities. During the three months ended September 30, 1998, the Company sold approximately $29.6 million of contracts receivable to the Qualifying Special Purpose Entities, which primarily financed these purchases through borrowings totaling $23.9 million.

     Interest income increased 9.6% to $10.7 million for the three months ended September 30, 1998 as compared to $9.8 million for the three months ended September 30, 1997. This increase is due primarily to an 18.3% increase in the contracts receivable portfolio.

     Interest expense, net of amounts capitalized, totaled $1.4 million and $2.5 million for the three months ended September 30, 1998 and 1997, respectively. This decrease is due primarily to (i) the refinancing of certain of the Company's credit agreements, including substantially all of the secured obligations of Vacation Break, resulting in a reduction in the Company's weighted average interest rate on outstanding debt (8.3% versus 9.4% for the three month periods ended September 30, 1998 and 1997, respectively) and (ii) a reduction in borrowings under the Company's revolving credit agreements, which resulted from a shift in funding sources from the revolving credit agreements to the credit facilities of the Qualifying Special Purpose Entities.

     Other
     -----

     Other revenues for the three months ended September 30, 1998 include home sales revenue of $2.8 million and lot sales revenue of $2.4 million. For the three months ended September 30, 1997, home sales revenue and lot sales revenue totaled $3.2 million and $1.9 million, respectively.

     Other expenses for the three months ended September 30, 1998 and 1997 include cost of home sales, including selling expenses, totaling $2.5 million and $2.8 million, respectively, and cost of lot sales of $0.7 million and $0.6 million, respectively.

     Resort Management
     -----------------

     Resort management revenue increased 22.1% to $9.0 million for the three months ended September 30, 1998 as compared to $7.4 million for the three months ended September 30, 1997. This increase is primarily due to the expansion of the Company's resort management services, including the sale of furnishings for VOI units to independent resort operators and property owners associations, as well as an increase in resort locations.

     Resort management expense increased 36.6% to $7.9 million for the three months ended September 30, 1998 as compared to $5.8 million for the three months ended September 30 1997. This increase primarily results from reclassifications totaling $.5 million recorded by Vacation Break for the three months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1998, the Company's cash and cash equivalents totaled $4.4 million, an increase of $1.3 million from December 31, 1997. Cash provided by operating activities totaled $39.2 million and $52.5 million for the nine months ended September 30, 1998 and 1997, respectively. The decrease in the level of cash provided by operating activities is due to a $30.8 million increase in real estate inventories in 1998 as compared to 1997. During the nine months ended September 30, 1998, the Company increased its VOI construction activity at several of its resorts, including resorts located in Branson, Missouri; Pompano Beach, Florida and Alexandria, Virginia. Additionally, during the nine months ended September 30, 1998, the Company acquired undeveloped land located in Las Vegas, Nevada; Gatlinburg, Tennessee; Sedona, Arizona and Williamsburg, Virginia for future development as destination resorts.

         Cash provided by investing activities totaled $37.0 million for the nine months ended September 30, 1998 compared to cash used in investing activities of $75.4 million for the nine months ended September 30, 1997. In 1998, the Company received $126.0 million in cash from the Qualifying Special Purpose Entities related to the sale of contracts receivable.

         Cash used in financing activities totaled $74.9 million for the nine months ended September 30, 1998 compared to cash provided by financing activities of $31.8 million for the nine months ended September 30, 1997. During the nine months ended September 30, 1998, repayments of financing arrangements exceeded proceeds by $66.0 million (proceeds received from the sale of contracts receivable to FRC were used to pay down the credit facilities of the Company). During the nine months ended September 30, 1997, proceeds from financing arrangements exceeded repayments by $34.8 million.

         Credit Facilities of the Company
         --------------------------------

         In January 1998, the Company amended the previously existing revolving credit agreements between Fairfield, FAC and their primary lender. The Amended and Restated Revolving Credit Agreements (the "Credit Agreements") provide borrowing availability of up to $60.0 million (including up to $11.0 million for letters of credit) and mature in January 2001. At September 30, 1998, borrowing availability under the Credit Agreements totaled $6.4 million. In October 1998, the Credit Agreements were further amended to provide for an increase in borrowing availability to $80.0 million and to extend the maturity to October 2001. The increase is intended to finance the acquisition and development of additional vacation resorts, to fund the repurchase of the Company's Common Stock and to fund the general operations of the Company.

         At September 30, 1998, Fairfield Capital Corporation ("FCC"), a wholly owned subsidiary of FAC, had outstanding borrowings of $47.4 million under the FCC Agreement, which provides for the purchases of contracts receivable from FAC. There are no additional fundings available under the FCC Agreement. At September 30, 1998, contracts receivable totaling $61.6 million collateralized the FCC borrowings.

         Fairfield Funding Corporation ("FFC") is a wholly owned subsidiary of FAC with outstanding borrowings of $7.8 million at September 30, 1998, issued under private placement notes. There are no additional fundings available under the FFC credit facility. Contracts receivable totaling $14.1 million at September 30, 1998 collateralized these borrowings. This credit facility was paid off in October 1998 utilizing primarily the financing availability under the Company's revolving credit agreements.

     Credit Facilities of Qualifying Special Purpose Entities
     --------------------------------------------------------

     In January 1998, FRC entered into the FRC Agreement which provides for borrowings of up to $150.0 million for the purchase of contracts receivable pursuant to a Receivables Purchase Agreement, among Fairfield, FAC and FRC. At September 30, 1998, FRC held $76.7 million of contracts receivable with $63.2 million of related borrowings. An additional $86.8 million of fundings are available under the FRC Agreement.

     In August 1998, FFC II purchased $60.1 million of contracts from FRC. The purchase was financed by the issuance of $49.8 million of private placement notes. The borrowing arrangement provides for a reinvestment period whereby collateral and related debt will remain constant for an eighteen month period ending the earlier of March 2000 or the occurrence of an Early Amortization Event as defined in the Pledge and Servicing Agreement related to this transaction.

     Other
     -----

     In August 1998, the Company's Board of Directors authorized the repurchase of up to $20.0 million of the Company's Common Stock. Repurchased shares of common stock will become treasury shares of the Company, and may be used to meet the Company's obligations under its employee stock option plans and for other corporate purposes. At September 30, 1998, the Company had repurchased 1,098,000 shares of common stock at an aggregate cost, including commissions, of $12.2 million.

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

     Income Taxes
     ------------

     The Company reports its sales of VOIs on the installment method for federal income tax purposes. As a result, the Company does not recognize taxable income on these sales until the installment payments have been received from the Company's customers. The Company's federal alternative minimum tax ("AMT") is impacted by the net deferral of income resulting from the Company's election of the installment sales method. Prior to 1997, the Company had net operating loss carryforwards that could be used to offset the federal AMT. During 1997, these net operating loss carryforwards were fully utilized, resulting in an increase in AMT paid during 1998. During the nine months ended September 30, 1998, the Company made payments totaling $2.7 million and $2.2 million, respectively, related to the 1997 and 1998 AMT. The Company currently anticipates that it will continue to pay AMT in future periods.

YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, these computer programs may contain time-sensitive software which recognizes a date using "00" as the year 1900 rather than the year 2000. The impact of the Year 2000 issue extends beyond traditional computer hardware and software systems and may potentially impact telephone systems, building facilities systems, security systems and systems utilized by outside vendors. Failure to effectively address the Year 2000 issue could result in a disruption of operations and the inability to process transactions or to perform other normal business activities.

     The Company's mainframe computer hardware and software systems have been reviewed for Year 2000 compliance by representatives of International Business Machines Corporation. Based on this review, the mainframe operating system has been updated to a release which supports Year 2000 processing. Additionally, the Company has begun concurrent actions, on a system by system basis, to remediate, test and implement necessary mainframe computer software modifications. The Company believes that it has allocated sufficient programming resources to the Year 2000 project and does not anticipate it will incur significant costs in modifying or replacing mainframe computer hardware or software. The Company estimates that it is approximately 82% complete as to mainframe computer software modifications (approximately 3,100 resource hours have been invested in the Year 2000 project out of an estimated total of 3,800 hours).

     The Company has also initiated discussions with its significant vendors to determine the extent to which the Company's interface systems are vulnerable to a failure by a third party to remediate their own Year 2000 issues. Discussions with these vendors are in the preliminary stages and there is no guarantee that the systems of these companies will be converted on a timely basis or that they would not have an adverse effect on the Company's systems. The Company does not have a formal contingency plan in place in the event that either it or its primary vendors do not become Year 2000 compliant. The Company will evaluate the status of its efforts and monitor the progress of major vendors until full implementation is achieved.

     The Company is currently evaluating the purchase and utilization of a specialized "software tool" which would evaluate each microcomputer and its related software (word processing, spreadsheet processing and productivity tools) for Year 2000 compliance. The Company has also begun the initial assessment of its non-information technology systems (telephones, elevators, alarm systems, vendors, etc.). The cost of microcomputer software compliance and Year 2000 compliance for the non-information technology systems have not been estimated at this time.

     Management believes the Company can resolve critical Year 2000 issues by June 30, 1999. However, as of September 30, 1998, the Company has not completed all phases of its analysis process. The potential cost of the Year 2000 project and dates on which the Company believes applicable modifications will be completed are based on estimates involving the utilization of internal resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from anticipated results. Specific factors which might cause such material differences include, but are not limited to, the continued availability of trained personnel, the ability to locate and correct all relevant computer codes and similar uncertainties.

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

     Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions, including those relating to the operations of Vacation Break. Representative examples of these factors include (without limitation) general industry and economic conditions; interest rate trends; regulatory changes; cost of capital and capital requirements; availability of real estate properties; competition from national hospitality companies and other competitive factors and pricing pressures; shifts in customer demands; the Company's Success, or lack thereof, to remediate, test and implement necessary hardware and software modifications to become Year 2000 compliant; changes in operating expenses, including employee wages, commission structures and related benefits; economic cycles; the
Company's lack of experience in certain of the markets where it has purchased land and is developing vacation ownership resorts; the Company's success in its ability to hire, train and retain qualified employees; the continued availability of financing in the amounts and at the terms necessary to support the Company's future business; assumed cost savings and other synergistic benefits of the merger with Vacation Break and the success achieved or problems encountered in the continued integration of the Vacation Break operations into those of the Company.

PART II - OTHER INFORMATION
-------   -----------------

Item 1 - Legal Proceedings

            Incorporated by reference (see Note 10 of "Notes to
                  Consolidated Financial Statements").

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


                                    FAIRFIELD COMMUNITIES, INC.




Date:     November 12, 1998        /s/Robert W. Howeth
       -------------------------   -------------------------------------------
                                   Robert W. Howeth, Senior Vice President and
                                             Chief Financial Officer



Date:     November 12, 1998       /s/William G. Sell
       -------------------------  ----------------------------------------------
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

4.5 Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

10.1           Second  Amendment  to  Amended  and  Restated   Revolving  Credit
               Agreement between Fairfield Communities, Inc. and BankBoston, N.A., dated October 20, 1998 (attached)

10.2           Second  Amendment  to  Amended  and  Restated   Revolving  Credit
               Agreement between Fairfield Acceptance Corporation - Nevada and BankBoston N.A., dated October 20, 1998 (attached)

10.3 Pledge and Servicing Agreement between Fairfield Funding Corporation, II, Fairfield Acceptance Corporation-Nevada, Fairfield Communities, Inc., First Security Bank, N.A. and BankBoston, N.A., dated July 31, 1998 (attached)

10.4           Receivables   Purchase   Agreement   between   Fairfield  Funding
               Corporation, II, Fairfield Acceptance Corporation-Nevada and Fairfield Communities, Inc. dated July 31, 1998 (attached)

10.5 Employment Agreement, dated October 23, 1998, by and between the Registrant and Mr. Franz Hanning (attached)

10.6 Registrant's Third Amended and Restated 1997 Stock Option Plan (previously filed with the Registrant's Current Report on Form S-8 dated August 31, 1998 and incorporated herein by reference)

Exhibit
Number
-----

27             Financial Data Schedule (attached)