Form 10-K
period 1998-12-31
FAIRFIELD COMMUNITIES INC
filed 1999-03-31
CIK 276189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

 (Mark One)
    [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1998
                                       OR
    [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from            to
                                                    ----------    ---------
                        Commission File Number: 1-8096
                           FAIRFIELD COMMUNITIES, INC.
             (Exact name of registrant as specified in its Charter)
       Delaware                                        71-0390438
(State of incorporation)                   (I.R.S. Employer Identification No.)


               8669 Commodity Circle, #200, Orlando, Florida 32819
      (Formerly 11001 Executive Center Drive, Little Rock, Arkansas 72211)
          (Address of principal executive offices, including Zip Code)

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
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 1, 1999, the number of shares of the registrant's Common Stock outstanding was 44,281,145 and the aggregate market value of the registrant's Common Stock held by non-affiliates totaled approximately $305.2 million.

         Documents Incorporated by Reference: Parts I, II and III of this Form 10-K incorporate certain information by reference from the registrant's Annual Report to Stockholders for the year ended December 31, 1998 and the Proxy Statement to be issued in connection with its 1999 Annual Meeting of Stockholders.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                                                                        Page
                                                                        ----
                                     PART I
                                     ------

Item 1.  Business.....................................................    3

Item 2.  Properties...................................................    4

Item 3.  Legal Proceedings............................................    8

Item 4.  Submission of Matters to a Vote of Security Holders..........    9

                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Stock and
          Related Stockholder Matters.................................    9

Item 6.  Selected Financial Data......................................    9

Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................   10

Item 7A. Quantitative and Qualitative Disclosures About Market Risk...   10

Item 8.  Financial Statements and Supplementary Data..................   10

Item 9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure......................   10

                                  PART III
                                  --------

Item 10. Directors and Executive Officers of the Registrant...........   10

Item 11. Executive Compensation.......................................   10

Item 12. Security Ownership of Certain Beneficial
          Owners and Management.......................................   10

Item 13. Certain Relationships and Related Transactions...............   11

                                 PART IV
                                 -------

Item 14. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K.........................................   11

                                  PART I
                                  ------

Item 1.  BUSINESS
------   --------

     General
     -------

     Fairfield Communities, Inc. ("Fairfield", and together with its consolidated subsidiaries, the "Company") is one of the largest vacation ownership companies in the United States in terms of property owners, vacation units constructed and revenues from sales of vacation ownership interests. The Company markets vacation products and manages resort properties that provide quality recreational experiences to its more than 240,000 property owners. At December 31, 1998, the Company's portfolio of resorts consisted of 26 resorts located in 11 states and the Bahamas. Additionally, the Company has five destination resorts under development, located in Sedona, Arizona; Durango, Colorado; Daytona Beach, Florida; Las Vegas, Nevada and Gatlinburg, Tennessee.

     The Company's primary business is the sale of vacation ownership interests through its innovative points-based vacation system, FairShare Plus. The vacation ownership interests offered by the Company consist of either undivided fee simple interests or specified fixed week interval ownership in fully-furnished vacation units. The Company believes that it provides its owners of vacation ownership interests with a flexible long-term vacation experience. The vacation ownership interests sold by the Company are typically in resort locations that feature amenities such as swimming pools, restaurants, and access to golf courses, marinas, beaches, tennis courts or other recreational facilities.

     The Company offers financing to the purchasers of vacation ownership interests, which results in the creation of high-quality, medium-term contracts receivable. The Company initially holds these contracts receivable and will either securitize them or sell them to its special purpose entities. During 1998, the Company initiated a program whereby it sells contracts receivable to its two special purpose entities, which are wholly owned but unconsolidated subsidiaries of Fairfield Acceptance Corporation - Nevada, a wholly owned subsidiary of Fairfield. Due to favorable interest rates available through the credit facilities of the special purpose entities, the Company intends to sell contracts receivable to these entities until such time as these credit facilities are fully utilized. Additionally, this will also provide the Company with additional borrowing availability under its existing credit facilities. At December 31, 1998, the Company's contracts receivable portfolio totaled $197.9 million, with outstanding borrowings of $72.8 million collateralized by the contracts receivable. At December 31, 1998, the contracts receivable portfolio had a weighted average maturity of approximately five years, a weighted average interest rate of 14.2% and a weighted average stated interest rate on associated debt of 6.3%.

     The Company serves as property manager at most of its resorts, allowing it to maintain close contact with the owners of vacation ownership interests and to ensure that the quality of the resorts is well maintained. In addition, by being the on-site manager at its resorts and other resorts, the Company is presented with additional sales and marketing opportunities to the persons using the resorts.

         The Company's operations involve one reportable segment - Vacation Ownership operations. This segment derives its revenues from the sale of vacation ownership interests and from the associated interest income on contracts receivable generated by the Company's financing of vacation ownership interest sales. See Note 11 of "Notes to Consolidated Financial Statements".

         Fairfield was incorporated in Delaware in 1969. The Company's principal executive office is located at 8669 Commodity Circle, #200, Orlando, Florida 32819, and its telephone number is (407) 370-5200. At December 31, 1998, the Company had approximately 4,700 full-time employees.

     Mergers and Acquisitions
     ------------------------

     In 1997, Fairfield acquired all of the outstanding common stock of Vacation Break U.S.A., Inc. in exchange for approximately 10.6 million shares of its common stock. The merger was accounted for as a pooling of interests and, accordingly, all financial information prior to 1997 was restated as if the merger took place at the beginning of the periods presented. Additionally, in 1997, Fairfield acquired the remaining 45% minority interests in Vacation
Break's joint ventures in the Palm Aire and Royal Vista resorts for approximately $13.5 million in cash. These acquisitions have been accounted for as purchases and the total results of operations of these resorts have been included in the consolidated financial statements from the date of acquisition.

Item 2.  PROPERTIES
------   ----------

     The Company's objective is to be a leading provider of innovative, high-quality vacation experiences in the vacation ownership interest industry to the broadest spectrum of households throughout the United States. To capitalize on its innovative FairShare Plus vacation system and to achieve its objective, Fairfield has placed an emphasis on acquiring and developing resort properties in destination locations. These resorts are in areas with well-known attractions and large tourist populations. The advantage of focusing on sites in destination locations is the reduced need for developing large-scale amenities to attract vacationers which decreases developmental risks and expenses. Furthermore, large populations of prospective customers continually pass through these areas, making them prime locations for the Company to operate on-site sales offices that showcase the Company's resort property portfolio.

     The Company's array of other resorts offers a variety of vacation experiences which are intended to meet the different lifestyles and vacation needs of its customer base. The Company's resort sites vary in size from several acres to over 18,000 acres. The Company's properties are generally unencumbered as the Company has historically financed its operations through borrowings which utilize its contracts receivable portfolio as its primary form of collateral. The following summary sets forth certain information as of December 31, 1998 regarding the Company's more significant resorts.

     Property Portfolio - Destination Resorts
     ----------------------------------------

     Fairfield Branson

     Branson, MO - Fairfield Branson at the Falls, Fairfield's original Branson development, is complete and has 54 units. The second Branson development, Fairfield Branson at the Meadows, has 184 units completed and 24 units under construction out of a planned 232 units. When completed, amenities at Fairfield Branson at the Meadows will include an indoor and outdoor swimming pool, health club and clubhouse. In 1998, the Company acquired an additional six acres of undeveloped land for a planned 96 units.

     Fairfield Myrtle Beach

     Myrtle Beach, SC - Fairfield Westwinds, Fairfield's first Myrtle Beach resort is a 10-story, 82 unit beachfront tower. Fairfield's second Myrtle Beach resort, Fairfield SeaWatch Plantation, is a 10 acre beachfront property with a planned 226 units. Fairfield SeaWatch Plantation currently has 128 completed units and 28 units under construction.

     Fairfield Nashville at Music City, USA

     Nashville, TN - Fairfield Nashville is located on 19 acres, adjacent to the Opryland Hotel complex. Fairfield Nashville has 110 units completed and 16 units under construction out of a planned 254 units. Amenities at Fairfield Nashville include an indoor swimming pool, health club and clubhouse.

     Fairfield Orlando at Cypress Palms

     Kissimmee, FL - Fairfield Orlando at Cypress Palms has 174 units completed and 20 units under construction. When completed, the resort will include 244 units, two outdoor pools and an activity/recreation building.

     Port Lucaya Resort & Yacht Club

     Freeport, Grand Bahama - Port Lucaya Resort & Yacht Club is a resort 50%-owned by the Company consisting of 160 hotel rooms and suites. The resort, situated on 5 acres, features a full-service marina, a restaurant, swimming pool, bar area and several other amenities.

     The Fairways of Palm Aire

     Pompano Beach, FL - The Fairways of Palm Aire offers a total of 107 units with an additional 101 units under construction. The resort features a health spa, swimming pools, a restaurant and banquet facilities as well as access to adjacent golf courses. Upon completion, the resort will have 398 units.

     Royal Vista Resort

     Pompano  Beach,  FL - Royal Vista  Resort, completed in 1998, is located on
3.25 acres of beachfront property and consists of 99 units. On-site amenities include two beachfront swimming pools.

     Santa Barbara Resort and Yacht Club

     Pompano Beach, FL - Santa Barbara Resort and Yacht Club is located on 1.25 acres and consists of 90 units. This resort features a swimming pool, banquet facilities, as well as dockage on the Spanish River and close access to the Atlantic Ocean.

     Sea Gardens Beach and Tennis Resort

     Pompano Beach, FL - Sea Gardens Beach and Tennis Resort is situated on 7.5 acres and includes 250 feet of beachfront property. The resort features 4,000 square feet of banquet facilities, four swimming pools, seven tennis courts, a restaurant and a beachfront activity center. The resort contains 217 units.

     Fairfield Orlando at Star Island

     Orlando, FL - Fairfield Orlando at Star Island contains 123 units and features a swimming pool, tennis courts, a health club and a children's playground. Construction of an additional 40 units began in the first quarter of 1999, with completion scheduled for 2000.

     Fairfield Washington, D.C.

     Alexandria, VA - Fairfield Washington, D. C. is located in downtown Alexandria, adjacent to the Kings Street Station metro terminal. Construction of this resort is estimated to be completed in the third quarter of 1999 and will contain 88 units.

     Fairfield Williamsburg

     Williamsburg, VA - Fairfield Williamsburg is located 10 miles from Jamestown, the first English-speaking settlement in North America, and 15 miles from Yorktown, where the last battle of the American Revolution was fought. Fairfield Williamsburg at Patriot's Place, Fairfield's original Williamsburg development, offers 196 units. Fairfield Williamsburg at Kingsgate, Fairfield's second Williamsburg location, has 238 completed units out of a planned 300 units.

     In 1998, the Company acquired an additional 28.5 acres in Williamsburg. Anticipated development activities include construction of 350 units, swimming pools and a nine hole golf course.

     Property Portfolio - Regional Resorts
     -------------------------------------

     Fairfield Bay

     Fairfield Bay, AR - Fairfield Bay contains 217 units in the Ozark foothills and offers golf and a lighted 10-court tennis center. The Ozark National Forest is nearby and offers hiking, camping and other outdoor activities. Fairfield Bay is located on the 40,000-acre Greers Ferry Lake, which has over 300 miles of shoreline.

     Fairfield Flagstaff

     Flagstaff, AZ - Fairfield Flagstaff provides 125 units in a climate that provides four seasons of resort vacationing. Fairfield Flagstaff is approximately 80 miles from the Grand Canyon and 25 miles from Sedona. Nearby Arizona Snowbowl offers a sky-ride in the summer, as well as downhill and cross-country skiing in the winter. The resort offers swimming, golf, tennis and horseback riding.

     Fairfield Glade

     Fairfield Glade, TN - Fairfield Glade offers one 27-hole and three 18-hole golf courses. The resort has 358 units completed and four under construction. Horseback riding, indoor and outdoor swimming pools and tennis courts are available to vacationers. The resort is surrounded by 12 lakes and nearby attractions include the Fall Creek Falls and Cumberland Mountain State Parks and the Great Smoky Mountains National Park.

     Harbortown Point

     Ventura, CA - Harbortown Point is located in Ventura Harbor between Santa Barbara and Los Angeles and has 57 units. In addition to the public beaches and water activities surrounding the resort, on-site facilities include a heated swimming pool and two glass-enclosed whirlpools. Channel Island National Park, the only aquatic national park in the continental United States, is just beyond the resort's docks.

     Fairfield Harbour

     New Bern, NC - Fairfield Harbour is surrounded by historic towns and attractions, such as Bath, incorporated in 1705 as the state's first town. Recreational activities at Fairfield Harbour include golf, indoor and outdoor pools, whirlpool spa, exercise room with sauna, miniature golf, playground and community center. A full service marina can accommodate vessels up to 60 feet in length and provides boat rentals and fishing cruises. The site offers 207 units.

     Fairfield Mountains

     Lake Lure, NC - Fairfield Mountains offers 215 units amid the Blue Ridge Mountains, 45 miles east of Asheville, North Carolina. Lake Lure and Bald Mountain Lake both offer fishing, as well as boating and private beaches. The Bald Mountain and Apple Valley golf courses are open year-round.

         Fairfield Ocean Ridge

         Edisto Island, SC - Fairfield Ocean Ridge is located 45 miles from Charleston, South Carolina. Recreational activities at Fairfield Ocean Ridge include golf, tennis courts and outdoor swimming pools. The site currently has 190 units and an additional 2.8 acres of waterfront property has been acquired for future development of vacation ownership interests.

         Fairfield Pagosa

         Pagosa Springs, CO - Fairfield Pagosa, located 60 miles from Durango, Colorado, is an 18,000 acre resort with five lakes on the property and is bordered by two-and-a-half million acres of national forest and wilderness. Recreational activities at Fairfield Pagosa include 27 holes of golf, tennis courts and indoor and outdoor pools. The site currently has 198 units completed, eight under construction, with another 22 units planned.

         Fairfield Plantation

         Villa Rica, GA - Fairfield Plantation is a 2,400 acre resort which is located 45 miles west of Atlanta, Georgia. The resort features 80 units. Recreational activities at Fairfield Plantation include an 18 hole golf course, fishing on three lakes, a private beach and three outdoor swimming pools.

         Fairfield Sapphire Valley

         Sapphire, NC - Fairfield Sapphire Valley includes 194 units. The resort lies in the foothills of the Blue Ridge Mountains, 60 miles southwest of Asheville, North Carolina. The Pisgah National Forest and Great Smoky Mountains National Park are nearby and offer backpacking and other outdoor activities. Recreational activities at Fairfield Sapphire Valley include golf, fishing, white-water rafting and skiing in the winter months.

         Property Portfolio - Resorts Under Development
         ----------------------------------------------

         During 1998, the Company acquired land or entered into agreements for the acquisition of vacation ownership interest inventories at five new Destination Resorts. The exact number of vacation ownership interests units ultimately constructed may differ from the following estimates based on future land planning, zoning and site layout considerations.

            . Sedona, Arizona  - This development is situated on 20 acres and is planned to include 64 units. Construction of the first eight units is scheduled to begin in the second quarter of 1999, with completion scheduled for the fourth quarter of 1999.

            . Durango,  Colorado  - This development is situated on 20 acres and is planned to include 102 units. Construction of the first 16 units is anticipated to begin in the third quarter of 1999, with completion scheduled in 2000.

            . Daytona  Beach,  Florida  -  Development  plans for this  19-story oceanfront resort includes a planned 124 units. Construction of this resort began in the first quarter of 1999, with completion scheduled in 2000.

            . Las Vegas,  Nevada  - This  development is situated on seven acres located two blocks from Las Vegas Boulevard, near the MGM Grand Hotel and Casino. The Company plans phased construction of one 13-story and one 17-story building, with an estimated 122 units available at the conclusion of the first phase and 416 units available upon completion. Construction of the first phase is planned to begin in the fourth quarter of 1999, with completion scheduled in 2000.

            . Gatlinburg, Tennessee  - Located on 15 acres near the Great Smokey
              Mountains National Park, this development is planned to include 208 units. Construction of the first 16 units began in the first quarter of 1999, with completion scheduled in the fourth quarter of 1999. Additionally, the Company has an option to build an additional 48 units on five acres of land.

         Corporate Office Locations
         --------------------------

         The Company maintains two corporate office locations. The principal executive office is located in Orlando, Florida and the Company's operations center is located in Little Rock, Arkansas. Additionally, during 1998, the Company relocated its credit and collections functions to Las Vegas, Nevada. The Company also leases various office space in locations where it conducts its sales and marketing operations. The Company believes that all of its office space is adequate to meet its needs for the foreseeable future and that, if necessary, it can obtain additional space at a reasonable cost without significant operational disruption.

Development/Regulation
----------------------

         In some of its developments, the Company engages in master planning of land, commercial construction and management of resort and conference facilities. Many state and local authorities have imposed restrictions and additional regulations on developers of vacation ownership interests and lots. Although these restrictions have generally increased the cost of selling vacation ownership interests and lots, the Company has not experienced material difficulties in complying with such regulations or operating within such restrictions. The Company's strategy includes expansion through the acquisition of properties in destination locations, including urban and coastal areas. There can be no assurance that the Company will be successful in resolving zoning and other property use restrictions and requirements likely to be encountered in such areas on favorable terms or that the costs of complying with such restrictions and requirements will not be greater than the Company has traditionally experienced in its development activities.

         The marketing and sales of vacation ownership interests and other operations are subject to extensive regulation by the federal government and by the states in which the Company's resorts are located and in which the vacation ownership interests are marketed and sold. The federal government and many states have adopted specific laws and regulations regarding the sale of lots and vacation ownership interests, telemarketing and other aspects of the Company's activities. For example, the federal government in many states require that a "property report" be furnished to purchasers of vacation ownership interests and lots, providing, among other things, detailed information about the particular community, the development and the purchaser's rights and obligations as a vacation ownership interest or lot owner. Similarly, regulations and laws governing the Company use of telemarketing based marketing programs have grown in the recent past and additional laws and regulations governing these activities may be adopted in the future. The Company believes that it is in substantial compliance with all laws and regulations to which it is currently subject. The cost of complying with laws and regulations in all jurisdictions in which the Company desires to conduct sales may be significant and may impair the cost-effectiveness of the Company's marketing programs. There is no assurance that the Company is in fact in compliance with all applicable laws and regulations, that any applicable law will not be revised, or that other laws or regulations will not be adopted which could increase the Company's costs of compliance or prevent the Company from selling vacation ownership interests or conducting other operations in a jurisdiction.

         If the Company is not in substantial compliance with applicable laws and regulations, the Company could be subjected to regulatory actions and purchasers of vacation ownership interests or lots could have certain rescission rights. Any failure to comply with any applicable law or regulation, or any increases in the costs of compliance, could have a material adverse effect on the Company.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

         The information required by Item 3 is incorporated herein by reference to Note 14 - Contingencies of "Notes to Consolidated Financial Statements" included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1998.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

        There were no matters submitted to a vote of Fairfield's stockholders during the fourth quarter of 1998.

Executive Officers of the Registrant
------------------------------------

         The following is a listing of the executive officers of the Company, none of whom has a family relationship with any director or other executive officers:
                  John W. McConnell, age 57, has been with Fairfield since 1986, serving as President and Chief Executive Officer since 1991; President and Chief Operating Officer from 1990 to 1991 and Senior Vice President and Chief Financial Officer prior thereto.

                  Robert Albertson, age 58, has been with Fairfield since 1996, serving as Senior Vice President, Corporate Marketing since September 1997 and Regional Vice President from 1996. Mr. Albertson was a sales and marketing consultant from 1992 to 1996 with the Global Group in Europe and other vacation ownership companies. From 1982 to 1992, Mr. Albertson was employed by Fairfield serving as a Regional Vice President and General Manager.

                  Marcel J. Dumeny, age 48, has been with Fairfield since 1987, serving as Senior Vice President and General Counsel since 1989 and Senior Vice President/Law and Development prior thereto.

                  Franz Hanning, age 45, has been with Fairfield since 1982, serving as Senior Vice President and Chief Operating Officer, Vacation Ownership Business since February 1998; Senior Vice President/Corporate Sales from January 1997 to February 1998; Regional Vice President from 1991 to January 1997 and Vice President/Sales - Fairfield Williamsburg from 1990 to 1991.

                  Robert W. Howeth, age 51, has been with Fairfield since 1975, serving as Senior Vice President and Chief Financial Officer since 1996; Senior Vice President, Chief Financial Officer and Treasurer from 1994 to 1996; Senior Vice President and Treasurer from 1993 to 1994 and Senior Vice President/Planning and Administration from 1990 to 1993.

                  Mark Nuzzo, age 47, has been with Fairfield since 1983, serving as Vice President, Property Management since 1995 and as Vice President of Resort Operations from 1991 to 1995.

                  William G. Sell, age 45, has been with Fairfield since 1981, serving as Vice President, Controller and Chief Accounting Officer since 1988.

                                     PART II
                                     -------

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
------   ------------------------------------------------
           STOCKHOLDER MATTERS
           -------------------

         Information required by Item 5 is incorporated herein by reference to Common Stock Prices included in the Registrant's Annual Report to Stockholders
-------------------
for the year ended December 31, 1998.

Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

         Information required by Item 6 is incorporated herein by  reference  to
Selected   Financial  Data  included  in  the  Registrant's   Annual  Report  to
--------------------------
Stockholders for the year ended December 31, 1998.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     Information required by Item 7 is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------------
Operations  included in the  Registrant's  Annual Report to Stockholders for the
----------
year ended December 31, 1998.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------

     Information required by Item 7A is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------------
Operations  included in the  Registrant's  Annual Report to Stockholders for the
----------
year ended December 31, 1998.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------    -------------------------------------------

     Financial statements and supplementary data required by Item 8 are set forth below in Item 14(a), Index to Financial Statements.
                           -----------------------------

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------   -----------------------------------------------------------
           AND FINANCIAL DISCLOSURE
           ------------------------

         None

                                    PART III
                                    --------

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

         (a)   Identification of Directors
               ---------------------------

                    This   item  is   incorporated   herein  by   reference   to
               Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders.

         (b)   Identification of Executive Officers
               ------------------------------------

                    In accordance with  Regulation S-K Item 401(b),  Instruction
               3, the information required by Item 10(b) concerning the Company's executive officers is furnished in a separate item captioned  Executive  Officers of the Registrant in Part I above.
                          -------------------------------------

          (c)  Compliance  with Section 16(a) of the Exchange Act
               --------------------------------------------------

                    This item is incorporated by reference to Registrant's Proxy
               Statement for its 1999 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

     This item is incorporated by reference to Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------  --------------------------------------------------------------

     This item is incorporated by reference to Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

     This item is incorporated by reference to Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders.

                                     PART IV
                                     -------

Item 14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K
-------   ------------------------------------------------------------------

         (a)(1) Index to Financial Statements:
                -----------------------------

                    The following  consolidated  financial statements and Report of Ernst & Young LLP, Independent Auditors, included in the Registrant's Annual Report to Stockholders, are incorporated herein by reference:

                    Consolidated Balance Sheets - December 31, 1998 and 1997

                    Consolidated  Statements of Earnings - Years Ended  December
                      31, 1998, 1997 and 1996

                    Consolidated  Statements  of  Stockholders'  Equity  - Years
                      Ended December 31, 1998, 1997 and 1996

                    Consolidated Statements of Cash Flows - Years Ended December
                      31, 1998, 1997 and 1996

                    Notes to  Consolidated  Financial  Statements - December 31,
                      1998

                         The Report of  PricewaterhouseCoopers  LLP, Independent
                    Accountants of Vacation Break U.S.A., Inc. for the year ended December 31, 1996, which was dated March 14, 1997, except for Notes 22 and 24, as to which the date is October 9, 1997, is incorporated by reference and appears in the registration statement on Form S-4 (SEC Registration No. 333-39615) of Fairfield Communities, Inc. filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933.

             (2)         None. Financial statement schedules are omitted because
                    they are not applicable or the required information is set forth in the consolidated financial statements or notes thereto.

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

                         None

                                 SIGNATURE PAGE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                        FAIRFIELD COMMUNITIES, INC.

Date: March 30,1999                      By /s/ J.W. McConnell
                                           ------------------------------
                                            J.W. McConnell, President and
                                               Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on the dates indicated:

Date:  March 30, 1999                    By /s/ Ernest D. Bennett, III*
                                           ----------------------------------
                                            Ernest D. Bennett, III, Director

Date:  March 30, 1999                    By /s/ Philip L. Herrington*
                                           ----------------------------------
                                             Philip L. Herrington, Director

Date:  March 30, 1999                    By /s/ Gerald Johnston*
                                           ----------------------------------
                                               Gerald Johnston, Director


Date:  March 30, 1999                    By /s/ Bryan D. Langton*
                                           ----------------------------------
                                               Bryan D. Langton, Director


Date:  March 30, 1999                    By /s/ Charles D. Morgan*
                                           ----------------------------------
                                              Charles D. Morgan, Director


Date:  March 30, 1999                    By /s/ Ralph P. Muller*
                                           ----------------------------------
                                               Ralph P. Muller, Director

Date:  March 30, 1999                    By /s/ William C. Scott*
                                           ----------------------------------
                                               William C. Scott, Director

Date:  March 30, 1999                    By /s/ J. W. McConnell
                                           ----------------------------------
                                           J.W. McConnell, Director, President
                                               and Chief Executive Officer

Date:  March 30, 1999                    By /s/ Robert W. Howeth
                                           ----------------------------------
                                         Robert W. Howeth, Senior Vice President
                                               and Chief Financial Officer

Date:  March 30, 1999                    By /s/ William G. Sell
                                           ----------------------------------
                                      William G. Sell, Vice President/Controller
                                             (Chief Accounting Officer)

Date:  March 30, 1999                   *By /s/J.W. McConnell
                                           ----------------------------------
                                           J. W. McConnell, Attorney-in-Fact

                           FAIRFIELD COMMUNITIES, INC.
                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number
------

 3(a) Second Amended and Restated Certificate of Incorporation of the Registrant, effective September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

 3(b) Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 4.2 to the Registrant's Form S-8, SEC File No. 333-42901, and incorporated herein by reference)

 3(c) Fifth Amended and Restated Bylaws of the Registrant, dated May 9, 1996 (previously filed with the Registrant's Current Report on Form 8-K dated May 22, 1996 and incorporated herein by reference)

 4.1 Supplemented and Restated Indenture between the Registrant, Fairfield River Ridge, Inc., Fairfield St. Croix, Inc. and IBJ Schroder Bank & Trust Company, as Trustee, and Houlihan Lokey Howard & Zukin, as Ombudsman, dated September 1, 1992, related to the Senior Subordinated Secured Notes (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

 4.2 First Supplemental Indenture to the Supplemented and Restated Indenture, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

 4.3 Second Supplemental Indenture to the Supplemented and Restated Indenture, dated September 1, 1992 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

 4.4 Third Supplemental Indenture to the Supplemented and Restated Indenture, dated March 18, 1993 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 and incorporated herein by reference)

 4.5 Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

10.1 Amended and Restated Revolving Credit and Term Loan Agreement, dated September 28, 1993, by and between the Registrant,
               Fairfield Myrtle Beach, Inc. ("FMB"), Suntree Development Company, Fairfield Acceptance Corporation ("FAC") and The First National Bank of Boston ("FNBB") (previously filed with the Registrant's Current Report on Form 8-K dated October 1, 1993 and incorporated herein by reference)

Exhibit
Number
------

10.2 First Amendment to Amended and Restated Revolving Credit Agreement, dated May 13, 1994 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference)

10.3 Second Amendment to Amended and Restated Revolving Credit Agreement, dated December 9, 1994 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

10.4 Third Amendment to Amended and Restated Revolving Credit Agreement, dated December 19, 1994 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

10.5 Fourth Amendment to Amended and Restated Revolving Credit Agreement, dated November 20, 1995 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

10.6 Fifth Amendment to Amended and Restated Revolving Credit Agreement, dated January 25, 1996 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

10.7 Sixth Amendment to Amended and Restated Revolving Credit Agreement, dated December 12, 1996 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.8 Seventh Amendment to Amended and Restated Revolving Credit Agreement, dated December 19, 1997 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.9 Eighth Amendment to Amended and Restated Revolving Credit Agreement, dated February 13, 1998 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.10 Rights Agreement, dated September 1, 1992, between Registrant and Society National Bank, as Rights Agent (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

10.11          Amendment  to  Rights   Agreement,   dated   September  20,  1994
               (previously filed with the Registrant's Form 8-A/A dated November 1, 1994 and incorporated herein by reference)

Exhibit
Number
-----

10.12 Appointment and Acceptance Agreement, dated March 3, 1994, between the Registrant and FNBB appointing FNBB as successor Rights Agent (previously filed with the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1993 and incorporated herein by reference)

10.13 Sixth Amended and Restated Title Clearing Agreement by and among the Registrant, FAC, Lawyers Title Insurance Corporation, FNBB, First Commercial Trust Company, N.A., and Capital Markets Assurance Corporation, dated July 31, 1996 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.14 Fourth Amended and Restated Title Clearing Agreement by and among the Registrant, FAC, Colorado Land Title Company, FNBB, First Commercial Trust Company, N.A., and Capital Markets Assurance Corporation, dated July 31, 1996 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.15 Westwinds Third Amended and Restated Title Clearing Agreement by and among the Registrant, FMB, FAC, Lawyers Title Insurance Corporation, FNBB, and Resort Funding, Inc., dated November 15, 1992 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

10.16 First Amendment to Westwinds Third Amended and Restated Title Clearing Agreement, dated September 29, 1993 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.17 Second Amendment to Westwinds Third Amended and Restated Title Clearing Agreement, dated March 28, 1995 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.18 Third Amendment to Westwinds Third Amended and Restated Title Clearing Agreement, dated July 31, 1996 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.19 Third Amended and Restated Revolving Credit Agreement between FAC and FNBB, dated September 28, 1993 (previously filed with Registrant's Current Report on Form 8-K dated October 1, 1993 and incorporated herein by reference)

10.20 First Amendment to Third Amended and Restated Revolving Credit Agreement, dated December 9, 1994 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

Exhibit
Number
------

10.21 Second Amendment to Third Amended and Restated Revolving Credit Agreement, dated December 19, 1994 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

10.22 Third Amendment to Third Amended and Restated Revolving Credit Agreement, dated December 12, 1996 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.23 Fourth Amendment to Third Amended and Restated Revolving Credit Agreement, dated December 19, 1997 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.24 Fifth Amendment to Third Amended and Restated Revolving Credit Agreement, Dated February 13, 1998 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.25 First Amendment to Amended and Restated Credit Agreement (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference)

10.26 Letter Agreement on Certain Contracts, Forms of Colorado Contracts, Environmental Disclosure Schedule and Pool Limit Excess, dated as of September 8, 1997 between Capital Markets Assurance Corporation, as Collateral Agent, Triple-A One Funding Corporation, BankBoston, N.A. as L/C Bank, FCC, FAC, FMB and Registrant (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference)

10.27 Amended and Restated Receivables Purchase Agreement with an effective restatement date of October 2, 1996, among the
               Registrant, FAC, FMB and FCC (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference)

10.28 Amended and Restated Nashville Title Clearing Agreement by and among the Registrant, FAC, Lawyers Title Insurance Corporation, FNBB, and Capital Markets Assurance Corporation, dated July 31, 1996 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.29 Amended and Restated Seawatch Plantation Title Clearing Agreement by and among the Registrant, FMB, FAC, Lawyers Title Insurance Corporation, FNBB, and Capital Markets Assurance Corporation, dated July 31, 1996 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

Exhibit
Number
-----

10.30 Third Amended and Restated Supplementary Trust Agreement (Arizona) by and among the Registrant, FAC, First American Title Insurance Company, FNBB, and Capital Markets Assurance Corporation, dated March 28, 1995 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.31 First Amendment to Third Amended and Restated Supplementary Trust Agreement (Arizona), dated July 31, 1996 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.32 Protected Interest Rate Agreement, dated September 4, 1997, between BankBoston, N.A. and FCC (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference)

10.33 Agreement and Plan of Merger, dated August 8, 1997, among the Company, FCVB Corp., and Vacation Break U.S.A., Inc. (previously filed as Exhibit 2.1 to the Registrant's Form S-4, SEC File No. 333-39615, and incorporated herein by reference)

10.34 Joint Proxy Statement/Prospectus, dated November 10, 1997 (previously filed by the Registrant on November 10, 1997, pursuant to Rule 424(b) under the Securities Act, and specified sections of which are incorporated herein by reference)

10.35 Agreement and Plan of Merger among the Registrant, FC Ocean Ranch, Inc., James E. Lambert, James R. Lambert, Daniel Lambert and Ocean Ranch Development, Inc. dated December 10, 1997 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and herein incorporated by reference)

10.36 Agreement and Plan of Merger among the Registrant, FC Palm Aire, Inc., the Berkley Group, Inc. and Palm Resort Group, Inc., dated December 10, 1997 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.37 Agreement and Plan of Merger among the Registrant, FA, Inc., Carl Flemister, C. Wendell Flemister, Jr., and Apex Marketing, Inc., dated October 22, 1997 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.38 Amendment Number One to the Agreement and Plan of Merger among the Registrant, FA, Inc., Carl Flemister, C. Wendell Flemister, Jr., and Apex Marketing, Inc., dated October 31, 1997 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

Exhibit
Number
------

10.39 Amendment Number Two to the Agreement and Plan of Merger among the Registrant, FA, Inc., Carl Flemister, C. Wendell Flemister, Jr., and Apex Marketing, Inc., dated December 3, 1997 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.40 Principal Stockholders Agreement among the Registrant, FCVB Corp., Ralph P. Muller, R & A Partnership, Ltd. and Kevin Sheehan, dated August 8, 1997 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.41 Escrow Agreement among the Registrant, Ralph P. Muller, R & A Partnership, Ltd., Kevin Sheehan and Mercantile Bank of Arkansas, as Escrow Agent, dated August 8, 1997 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.42 Amended and Restated Revolving Credit Agreement between Fairfield Communities, Inc. and BankBoston, N.A., dated January 15, 1998 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.43 First Amendment to Amended and Restated Revolving Credit Agreement between Fairfield Communities, Inc. and BankBoston, N.A., dated July 13, 1998 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference)

10.44 Second Amendment to Amended and Restated Revolving Credit Agreement between Fairfield Communities, Inc. and BankBoston, N.A., dated October 20, 1998 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference)

10.45 Amended and Restated Revolving Credit Agreement between Fairfield Acceptance Corporation and BankBoston, N.A., dated January 15, 1998 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.46 First Amendment to Amended and Restated Revolving Credit Agreement between Fairfield Acceptance Corporation and BankBoston, N.A., dated July 13, 1998 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference)

10.47 Second Amendment to Amended and Restated Revolving Credit Agreement between Fairfield Acceptance Corporation - Nevada and BankBoston, N.A., dated October 20, 1998 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference)

Exhibit
Number
------

10.48 Third Amendment to Amended and Restated Revolving Credit Agreement and First Amendment to Amended and Restated Unconditional Payment and Performance Guaranty between Fairfield Acceptance Corporation - Nevada, BankBoston, N.A., and First Massachusetts Bank, N.A., dated February 8, 1999 (attached)

10.49 Pledge and Servicing Agreement between Fairfield Funding Corporation, II, Fairfield Acceptance Corporation-Nevada, Fairfield Communities, Inc., First Security Bank, N.A. and BankBoston, N.A., dated July 31, 1998 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference)

10.50 Receivables Purchase Agreement between Fairfield Acceptance Corporation, Fairfield Communities, Inc. and Fairfield Receivables Corporation, dated January 15, 1998 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.51 Credit Agreement among Fairfield Receivables Corporation, EagleFunding Capital Corporation, Fairfield Acceptance Corporation, Fairfield Communities, Inc., BankBoston Securities, Inc. and BankBoston, N.A., dated January 15, 1998 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.52 Receivables Purchase Agreement between Fairfield Funding Corporation, II, Fairfield Acceptance Corporation - Nevada and Fairfield Communities, Inc., dated July 31, 1998 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference)

10.53 Fourth Amended and Restated Operating Agreement, dated January 15, 1998, by and between Fairfield Communities, Inc., Fairfield Myrtle Beach, Inc., Sea Gardens Beach and Tennis Resort, Inc., Vacation Break Resorts, Inc., Vacation Break Resort at Star Island, Inc., Palm Vacation Group, Ocean Ranch Vacation Group and Fairfield Acceptance Corporation (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.54 Fifth Amended and Restated Operating Agreement, dated July 14, 1998, by and between Fairfield Communities, Inc., Fairfield Myrtle Beach, Inc., Sea Gardens Beach and Tennis Resort, Inc., Vacation Break Resorts, Inc., Vacation Break Resort at Star Island, Inc., Palm Vacation Group, Ocean Ranch Vacation Group and Fairfield Acceptance Corporation - Nevada (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference)

                       COMPENSATORY PLANS OR ARRANGEMENTS

Exhibit
Number
------

10.55 Form of Warrant Agreement between the Registrant and directors of the Registrant (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference)

10.56 Registrant's Savings/Profit Sharing Plan, effective July 1, 1994 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

10.57 Amendment Number One to Registrant's Savings/Profit Sharing Plan, effective January 1, 1995 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.58 Amendment Number Two to Registrant's Savings/Profit Sharing Plan, effective January 1, 1996 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

10.59 Amendment Number Three to Registrant's Savings/Profit Sharing Plan, effective September 20, 1996 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.60 Amendment Number Four to Registrant's Savings/Profit Sharing Plan, effective January 1, 1997 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.61 Amendment Number Five to Registrant's Savings/Profit Sharing Plan, effective January 1, 1998 (attached)

10.62 Amendment Number Six to Registrant's Savings/Profit Sharing Plan, effective January 1, 1998 (attached)

10.63 Employment Agreement, dated September 20, 1991, by and between the Registrant and Mr. John W. McConnell (previously filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference)

10.64 Employment Agreement, dated September 20, 1991, by and between the Registrant and Mr. Marcel J. Dumeny (previously filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference)

10.65 Form of Amendment No. One to Employment Agreements between Registrant and certain officers (previously filed with Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

Exhibit
Number
------

10.66 Form of Warrant Agreement between Registrant and certain officers and executives of the Registrant (previously filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference)

10.67 Registrant's Third Amended and Restated 1992 Warrant Plan (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.68 Form of Indemnification Agreement between the Registrant and certain officers and directors of the Registrant (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

10.69 Form of Severance Agreement between the Registrant and certain officers of the Registrant (previously filed with Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1993 and incorporated herein by reference)

10.70 Registrant's Excess Benefit Plan, adopted February 1, 1994 (previously filed with the Registrants Annual Report on Form 10-K/A for the year ended December 31, 1993 and incorporated herein by reference)

10.71 First Amendment to Excess Benefit Plan, adopted May 11, 1995 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference)

10.72 Registrant's Key Employee Retirement Plan, adopted January 1, 1994 (previously filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference)

10.73 First Amendment to Key Employee Retirement Plan, adopted May 11, 1995 (previously filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference)

10.74          Restricted  Stock  Agreement  between the  Registrant and John W.
               McConnell, entered into on December 19, 1996 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.75 Registrant's Employee Stock Purchase Plan (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.76 Registrant's Second Amended and Restated 1997 Stock Option Plan (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

Exhibit
Number
------

10.77 Registrant's Third Amended and Restated 1997 Stock Option Plan (previously filed with the Registrant's Current Report on Form S-8 dated August 31, 1998 and incorporated herein by reference)

10.78 Vacation Break U.S.A., Inc. 1995 Stock Option Plan, as amended (previously filed was Exhibit 4.5 to the Registrant's Form S-8, SEC File No. 333-42901, and incorporated herein by reference)

10.79 Employment Agreement, dated October 23, 1998, by and between the Registrant and Mr. Franz Hanning (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference)

13 Portions of Registrant's Annual Report to Stockholders for the year ended December 31, 1998 which are incorporated herein by reference: Common Stock Prices; Selected Financial Data; Management's Discussion and Analysis of Financial Condition and Results of Operations; Report of Ernst & Young LLP, Independent Auditors; Consolidated Balance Sheets; Consolidated Statements of Earnings; Consolidated Statements of Stockholders' Equity; Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements (attached)

21             Subsidiaries of the Registrant (attached)

23.1           Consent of Ernst & Young LLP, Independent Auditors (attached)

23.2           Consent of Pricewaterhouse Coopers, LLC (attached)

24             Powers of Attorney (attached)

27             Financial Data Schedule, December 31, 1998 (attached)