Form 10-Q
period 1999-03-31
FAIRFIELD COMMUNITIES INC
filed 1999-05-17
CIK 276189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

   (Mark One)

     [X]         Quarterly  Report  Pursuant  to  Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

                  For the quarter ended March 31, 1999

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

               8669 Commodity Circle, #200, Orlando, Florida 32819 (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (407) 370-5200

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

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of April 30, 1999 totaled 44,356,016.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                           Page
                                                                            No.
                                                                           ----
PART 1. - FINANCIAL INFORMATION

    Item 1.  Financial Statements


             Condensed Consolidated Balance Sheets as of March 31, 1999
              (unaudited) and December 31, 1998                              3

             Consolidated Statements of Earnings for the Three Months
              Ended March 31, 1999 and 1998 (unaudited)                      4

             Consolidated  Statements of Cash Flows for the Three Months
              Ended March 31, 1999 and 1998 (unaudited)                      5

             Notes to Consolidated Financial Statements (unaudited)          6

    Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     11

PART II. - OTHER INFORMATION

    Item 1.  Legal Proceedings                                              17

    Item 6.  Exhibits and Reports on Form 8-K                               17

SIGNATURES                                                                  18

PART I - FINANCIAL INFORMATION
------   ---------------------

ITEM I - FINANCIAL STATEMENTS
------   --------------------

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)


                                                   March 31,      December 31,
                                                     1999             1998
                                                     ----             ----
                                                  (Unaudited)
ASSETS
  Cash and cash equivalents                       $  4,175          $  5,017
  Receivables, net                                 207,136           202,849
  Real estate inventories                          129,029           128,397
  Investments in and net amounts due
   from qualifying special purpose entities         35,359            31,917
  Property and equipment, net                       29,801            30,062
  Restricted cash                                   10,258            11,154
  Other assets                                      23,059            21,697
                                                  --------          --------
                                                  $438,817          $431,093
                                                  ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Financing arrangements                        $ 90,539          $ 79,441
    Deferred revenue                                26,042            27,085
    Accrued income taxes                            24,992            28,157
    Accounts payable                                16,999            26,550
    Other liabilities                               46,657            47,230
                                                  --------          --------
                                                   205,229           208,463
                                                  --------          --------
  Stockholders' Equity:
    Common stock, $.01 par value,
     100,000,000 shares authorized,
     50,766,215 and 50,663,851 shares
     issued as of March 31, 1999 and
     December 31, 1998, respectively                   508               507
    Paid-in capital                                121,426           120,403
    Retained earnings                              132,645           122,711
    Treasury stock, at cost, 6,431,136
     and 6,496,959 shares as of March 31,
     1999 and December 31, 1998, respectively      (20,991)          (20,991)
                                                  --------          --------
                                                   233,588           222,630
                                                  --------          --------
                                                  $438,817          $431,093
                                                  ========          ========


See notes to consolidated financial statements.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                     Three Months Ended
                                                         March 31,
                                                  -----------------------
                                                    1999           1998
                                                    ----           ----
REVENUES
  Vacation ownership interests, net               $72,758        $60,205
  Resort management                                11,516          9,600
  Interest                                          6,924         10,299
  Net interest income and fees from qualifying
   special purpose entities                         4,434            398
  Other                                             3,433          5,437
                                                  -------        -------
                                                   99,065         85,939
                                                  -------        -------
EXPENSES
 Vacation ownership interests -
  costs of units sold                              19,447         16,675
  Sales and marketing                              35,455         28,592
  Provision for loan losses                         3,622          2,917
  Resort management                                 9,304          7,702
  General and administrative                        7,866          7,142
  Interest, net                                     1,612          3,624
  Depreciation and amortization                     2,007          1,652
  Other                                             3,951          3,983
                                                  -------        -------
                                                   83,264         72,287

Earnings before provision for income taxes         15,801         13,652
Provision for income taxes                          5,867          5,247
                                                  -------        -------
Net earnings                                      $ 9,934        $ 8,405
                                                  =======        =======

Basic earnings per share                            $0.23          $0.19
                                                    =====          =====
Diluted earnings per share                          $0.22          $0.18
                                                    =====          =====

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                          43,879         44,276
                                                   ======         ======
    Diluted                                        45,275         47,113
                                                   ======         ======


See notes to consolidated financial statements.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                     Three Months Ended
                                                         March 31,
                                                ----------------------------
                                                    1999            1998
                                                    ----            ----
OPERATING ACTIVITIES
 Net earnings                                    $  9,934       $   8,405
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization                    2,007           1,652
   Provision for loan losses                        3,622           2,917
   Net interest income and fees from
    qualifying special purpose entities            (4,434)           (398)
   Tax benefit from employee stock benefit plans      355           1,056
   Changes in operating assets and liabilities:
    Real estate inventories                          (632)        (10,287)
    Net investment activities of qualifying
     special purpose entities                       5,715            (757)
    Deferred revenue, accounts payable
     and other liabilities                        (14,332)         (2,676)
    Other                                          (1,362)         (1,913)
                                                 --------       ---------
 Net cash provided by operating activities            873          (2,001)
                                                 --------       ---------
 INVESTING ACTIVITIES
  Purchases of property and equipment, net         (1,746)         (1,446)
  Principal collections on  receivables            21,352          26,797
  Originations of  receivables                    (49,557)        (39,058)
  Sales of receivables to qualifying
   special purpose entities                        23,473          64,729
                                                 --------       ---------
 Net cash (used in) provided
  by investing activities                          (6,478)         51,022
                                                 --------       ---------
 FINANCING ACTIVITIES
  Proceeds from financing arrangements             47,407          68,725
  Repayments of financing arrangements            (44,209)       (122,814)
  Activity related to employee stock benefit plans    669           2,667
  Net decrease in restricted cash                     896           4,747
                                                 --------       ---------
  Net cash provided by (used in)
   financing activities                             4,763         (46,675)
                                                 --------       ---------
  Net (decrease) increase in
   cash and cash equivalents                         (842)          2,346
  Cash and cash equivalents, beginning of period    5,017           3,074
                                                 --------       ---------
  Cash and cash equivalents, end of period       $  4,175       $   5,420
                                                 ========       =========

  Supplemental cash flow information:
    Interest paid, net of amounts capitalized    $  1,408       $   3,898
                                                 ========       =========
    Income taxes paid                            $  8,676       $   2,897
                                                 ========       =========
    Capitalized interest                         $    669       $     139
                                                 ========       =========


See notes to consolidated financial statements.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

NOTE 1 - GENERAL
------   -------

     Organization
     ------------

     Fairfield Communities, Inc. ("Fairfield" and together with its consolidated subsidiaries, the "Company") is one of the largest vacation ownership companies in the United States. The Company's primary business is the sale of vacation ownership interests ("VOIs") through its innovative points-based vacation system, FairShare Plus. The VOIs offered by the Company consist of either undivided fee simple interests or specified fixed week interval ownership in fully furnished vacation units. The Company also offers financing for VOI purchasers, which results in the creation of high-quality, medium-term contracts receivable.

     The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial information is unaudited, but reflects all adjustments consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the results of operations for such interim periods. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1998.

     Basis of Presentation
     ---------------------

     The consolidated financial statements include the accounts of Fairfield and its wholly owned consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the current year presentation.

     Investments in and Net Amounts Due From Qualifying Special Purpose Entities
     ---------------------------------------------------------------------------

     Fairfield Receivables Corporation ("FRC") and Fairfield Funding Corporation, II ("FFC II" and together with FRC, the "QSPEs") were incorporated in 1998 as wholly owned, qualifying special purpose subsidiaries of Fairfield Acceptance Corporation - Nevada ("FAC - Nevada"), for the specific purpose of purchasing contracts receivable from the Company. Statement of Financial
Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," requires that qualifying special purpose entities, which engage in qualified purchases of financial assets with affiliated companies, be accounted for on an unconsolidated basis.

     Sales of contracts receivable from the Company to the QSPEs occur on a periodic basis and are recorded based on the relative fair value of the contracts receivable sold. Fair value is estimated using discounted cash flows at an interest rate which the Company believes a purchaser would require as a rate of return. The Company's assumptions are based on experience with its contracts receivable portfolio, available market data, estimated prepayments, the cost of servicing and net transaction costs.

     The Company's cumulative residual interest in the contracts receivable sold to the QSPEs are classified as "Investments in and net amounts due from qualifying special purpose entities" in the Consolidated Balance Sheets with income from the residual interests reflected as "Net interest income and fees from qualifying special purpose entities" in the Consolidated Statements of Earnings.

NOTE 2 - RECEIVABLES, NET
------   ----------------

      Receivables consist of the following (In thousands):

                                                 March 31,       December 31,
                                                   1999              1998
                                                   ----              ----
  Contracts                                     $192,692          $197,888
  Mortgages and other                             26,819            17,966
                                                --------          --------
                                                 219,511           215,854
  Less allowance for loan losses                 (12,375)          (13,005)
                                                --------          --------
  Receivables, net                              $207,136          $202,849
                                                ========          ========

     During the three months ended March 31, 1999, the Company sold approximately $28.2 million of contracts receivable to the QSPEs. In conjunction with these sales, the Company received non-cash consideration, primarily in the form of a subordinated note receivable, of $4.7 million. At March 31, 1999, the QSPEs held contracts receivable totaling $182.0 million, with related borrowings of $151.3 million.

     Except for the repurchase of contracts that fail to meet initial eligibility requirements, the Company is not obligated to repurchase defaulted or any other contracts sold to the QSPEs. It is anticipated, however, that the Company will repurchase defaulted contracts to facilitate the remarketing of the underlying collateral. The Company maintains an allowance for loan losses in connection with its option to repurchase the defaulted contracts and, at March 31, 1999, this allowance totaled $10.7 million and was classified in "Investments in and net amounts due from qualifying special purpose entities" in the Consolidated Balance Sheets.

NOTE 3 - REAL ESTATE INVENTORIES
------   -----------------------

        Real estate inventories are summarized as follows (In thousands):

                                                 March 31,       December 31,
                                                   1999              1998
                                                   ----              ----
  Land and improvements                         $ 38,647          $ 39,814
  Residential housing:
    Vacation ownership                            87,283            85,350
    Homes                                          3,099             3,233
                                                --------          --------
                                                  90,382            88,583
                                                --------          --------
                                                $129,029          $128,397
                                                ========          ========

NOTE 4 - FINANCING ARRANGEMENTS
------   ----------------------

         Financing arrangements are summarized as follows (In thousands):

                                                March 31,        December 31,
                                                  1999              1998
                                                  ----              ----
    Revolving credit agreements                 $36,325           $29,181
    Notes payable:
     Fairfield Capital Corporation               39,945            43,574
     Other                                       14,269             6,686
                                                -------           -------
                                                $90,539           $79,441
                                                =======           =======

     At March 31, 1999, the Amended and Restated Revolving Credit Agreements (the "Credit Agreements") provided borrowing availability of up to $80.0 million (including up to $11.0 million for letters of credit, of which $8.6 million is outstanding at March 31, 1999) and mature in October 2001. On April 30, 1999, the borrowing availability under the Credit Agreements was increased to $100.0 million. Borrowings under the Credit Agreements bear interest at variable rates ranging from the base rate minus .25% to the base rate minus .75% (weighted average stated interest rate of 7.0% at March 31, 1999).

     Fairfield Capital Corporation is a wholly owned subsidiary of FAC - Nevada. Borrowings under the Fairfield Capital Corporation credit agreement principally mature within 44 months and bear interest at varying rates, based on commercial paper rates (5.2% at March 31, 1999).

     At March 31, 1999, notes payable - other consisted primarily of (i) $5.2 million borrowing secured by the Company's corporate office building in Little Rock, Arkansas which matures in December 2003 and bears interest at a fixed rate of 6.9% and (ii) a $7.9 million note payable for the Company's 10% Senior Subordinated Secured Notes as discussed more fully in Note 8.

NOTE 5 - EARNINGS PER SHARE
------   ------------------

         The following table sets forth the computation of basic and diluted earnings per share ("EPS") (In thousands, except per share data):

                                                     Three Months Ended
                                                          March 31,
                                                   ----------------------
                                                    1999            1998
                                                    ----            ----
Numerator:
  Net income - Numerator for
   basic and diluted EPS                          $ 9,934         $ 8,405
                                                  =======         =======

Denominator:
   Denominator for basic EPS -
    weighted average shares                        43,879          44,276
   Effect of dilutive securities:
    Options and warrants                            1,021           2,140
    Common stock held in escrow                       375             607
    Restricted common stock                           -                90
                                                  -------         -------
   Dilutive potential common shares                 1,396           2,837
                                                  -------         -------
   Denominator for diluted EPS -
    adjusted weighted average
    shares and assumed conversions                 45,275          47,113
                                                   ======          ======

Basic earnings per share                             $.23            $.19
                                                     ====            ====

Diluted earnings per share                           $.22            $.18
                                                     ====            ====

NOTE 6 - SEGMENT DISCLOSURES
------   -------------------

     The Company, which is organized based on products and services offered, operates one reportable segment - Vacation Ownership operations. This segment derives its revenues from the sale of VOIs and from the associated interest income on contracts receivable generated by the Company's financing of VOI sales. The Company evaluates performance and allocates resources based on operating profit before income taxes. This basis includes depreciation expense; however, the related property and equipment are not allocated to the segment level.

     Segment revenues totaled $86.0 million and $71.8 million for the three months ended March 31, 1999 and 1998. A reconciliation of segment operating profit to consolidated net earnings before taxes is as follows:


                                                     Three Months Ended
                                                          March 31,
                                                    --------------------
                                                     1999          1998
                                                     ----          ----
Total segment operating profit                     $23,286       $18,431
Other operating  profit                             (7,485)       (4,779)
                                                   -------       -------
Consolidated net earnings before taxes             $15,801       $13,652
                                                   =======       =======

     Other operating profit includes primarily general and administrative expenses, which are not allocated on a segment basis.

NOTE 7 - SUPPLEMENTAL INFORMATION
------   ------------------------

     Included in other assets at March 31, 1999 and December 31, 1998 are (i) costs in excess of net assets acquired of $4.8 million and $4.9 million, respectively, (ii) prepaid assets of $4.7 million and $4.4 million, respectively, and (iii) unamortized capitalized financing costs totaling $2.7 million and $3.0 million, respectively.

     Included in other  liabilities  at March 31, 1999 and December 31, 1998 are
(i) accruals totaling $17.9 million and $17.6 million, respectively, related to the Company's employee compensation programs and related benefits, (ii) accruals totaling $6.2 million and $6.3 million, respectively, for the fulfillment costs associated with the Company's Discovery Vacations program, and (iii) deposits associated with sales contracts totaling $3.4 million and $3.3 million, respectively.

     Other revenues for the three months ended March 31, 1999 and 1998 include home sales revenue totaling $2.2 million and $3.0 million, respectively, and lot sales revenue totaling $0.6 million and $1.2 million, respectively. Other expenses for the three months ended March 31, 1999 and 1998 include costs of home sales, including selling expenses, of $2.1 million and $2.6 million, respectively, and accrued subsidies for certain property owners' associations totaling $1.2 million and $0.5 million, respectively.

NOTE 8 - CONTINGENCIES
------   -------------

     On May 6, 1999, the Court of Appeals for the Second Circuit (the "Court of Appeals") issued a decision in an appeal brought by IBJ Schroder Bank & Trust Company, as indenture trustee, in connection with litigation concerning the Company's 10% Senior Subordinated Secured Notes (the "FCI Notes"), which matured during the first quarter of 1997, in the principal amount of $15.1 million. At that time, the Company transferred $7.9 million in cash (the "$7.9 Million Payment") and the assets collateralizing the FCI Notes, with an appraised market value of $7.2 million (the "Real Estate Collateral"), in settlement of the FCI Notes. The indenture trustee filed suit in the United States District Court for the Southern District of New York (the "District Court"), contesting the Company's method of satisfying this obligation and claiming a default under the indenture securing the FCI Notes. This action alternatively (a) disputed the Company's right to transfer the Real Estate Collateral in satisfaction of the FCI Notes, seeking instead a cash payment of $7.2 million, plus interest and the fees and expenses of the action, in addition to the $7.9 Million Payment, or (b) disputed the $7.9 Million Payment, seeking instead the issuance of 1,764,706 shares of Fairfield's Common Stock (the "Contested Shares"), previously reserved for issuance if a deficiency resulted on the FCI Notes at maturity. Pursuant to the indenture for the FCI Notes, the noteholders are entitled to retain, as a premium, up to $2.0 million from the proceeds of the collateral (the "Collateral") transferred in satisfaction of the FCI Notes (including, if applicable, the Contested Shares) in excess of the amount of principal and accrued interest due at maturity. The indenture trustee on September 24, 1997 filed a motion seeking to require the immediate issuance and sale of the Contested Shares, with the proceeds to be held in escrow, pending the outcome of the litigation (the "Injunction Demand"). The Company opposed the Injunction Demand and requested summary judgment, asserting that the noteholders were not entitled to any of the Contested Shares. The indenture trustee indicates that it has sold the Real Estate Collateral for approximately $4.4 million. The District Court on April 24, 1998 entered an order denying the Injunction Demand and granting the Company's motion for summary judgment. The indenture trustee appealed the District Court's order to the Court of Appeals.

     The May 6, 1999 decision of the Court of Appeals reverses the District Court decision and grants partial summary judgment to the indenture trustee, holding that the Company's method of satisfying the FCI Notes at maturity violated the terms of the indenture, but declining to enter the indenture trustee's Injunction Demand. The Court of Appeals also upheld the Company's position that the Contested Shares should not be distributed to the noteholders without limitation, adopting the Company's view that any premium would be limited to $2 million. The Court of Appeals remanded the case to the District Court for further proceedings to enforce the terms of the indenture, including specifically consideration of whether or not to enter the indenture trustee's Injunction Demand and whether or not the sale of the Real Estate Collateral for $4.4 million by the indenture trustee was commercially reasonable and, if not, how this would bear upon the relief sought by the indenture trustee. The Company intends to request that the Court of Appeals reconsider its decision granting partial summary judgment against the Company.

     The indenture is non-recourse to the Company except as to recourse to the Collateral and except for the indenture trustee's fees and expenses, which are fully recourse obligations. In conjunction with the decision of the Court of Appeals, the Company recorded a $7.9 million note payable pertaining to the disputed $7.9 Million Payment and has recorded a corresponding receivable for the same amount. The Contested Shares are not included in the number of shares outstanding for earnings per share or other purposes. The Company anticipates that its exposure in this litigation, in excess of amounts accrued, at March 31, 1999 is less than $4 million, which will be charged to operations in the event of an adverse decision on the outstanding issues by the District Court on remand.

     On March 28, 1997, a lawsuit was filed against Vacation Break in the Circuit Court for Pinellas County, Florida by Market Response Group & Laser Company, Inc. ("MRG&L") alleging that Vacation Break and others conspired to boycott MRG&L and fix prices for mailings in violation of the Florida Antitrust Act, and in concert with others, engaged in various acts of unfair competition, deceptive trade practices and common law conspiracy. The complaint also alleges that Vacation Break breached its contract with MRG&L, that Vacation Break misappropriated proprietary information from MRG&L and that Vacation Break interfered with, and caused other companies to breach their, contracts with MRG&L. While the Company cannot calculate the total amount of damages sought by MRG&L, it appears from the initial complaint, and subsequent submissions by MRG&L's counsel, to be substantially in excess of $50.0 million.

     The Company intends to vigorously defend this action and on June 2, 1998, Vacation Break filed a separate action in federal District Court for the Middle District of Florida, Tampa Division, asserting various antitrust tying and other claims against MRG&L and related parties. On April 7, 1999, the federal District Court denied MRG&L's motion for judgment on the pleadings, without prejudice to MRG&L's right to refile such motion following Vacation Break's amendment of its complaint in that action. MRG&L has asserted in the federal action similar counterclaims as are alleged in the state court action. The court in the state court action on December 14, 1998 issued a self-executing order that the state court action would be stayed in the event that MRG&L's motion for judgment on the pleadings is denied in the federal action. Under the terms of the Principal Stockholders Agreement, entered into in connection with the acquisition of Vacation Break, Fairfield has been indemnified for (a) 75% of the damages which may be incurred in connection with the defense of the MRG&L litigation and (b) 25% of the expense incurred in defending the MRG&L litigation, in excess of the June 30, 1997 reserve on Vacation Break's books, with the maximum amount of indemnification to be $6.0 million. Such indemnification agreement has been collateralized by, and recourse under the indemnity agreement is limited to, the pledge of shares of Fairfield's Common Stock, valued as of December 18, 1997 (adjusted for stock splits and certain other similar items), at an indemnification value of $21.59375 per share, and the proceeds thereof. Any shares of Common Stock the Company receives under the indemnification agreement will reduce the number of shares outstanding. The amount of any settlement, adverse judgement or defense costs, in excess of amounts accrued, would be charged to operations, notwithstanding the availability of indemnification under the Principal Stockholders Agreement.

     Certain other litigation is described in "Note 14 - Contingencies" to the financial statements contained in the Company's 1998 annual report and reference is made thereto for a description of such litigation. Additionally, the Company is involved in various other claims and lawsuits arising in the ordinary course of business. However, management believes the outcome of these other claims and lawsuits will not have a materially adverse effect on the Company's financial position or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------   -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

RESULTS OF OPERATIONS

     As of March 31, 1999, the Company's operations consisted of 26 resorts located in 11 states and the Bahamas. Of these resorts, 16 are located in destination areas with popular vacation attractions and 10 are located in scenic regional locations. Additionally, the Company has five destination resorts under development, located in Sedona, Arizona; Durango, Colorado; Daytona Beach, Florida; Las Vegas, Nevada and Gatlinburg, Tennessee.

     The following table sets forth certain consolidated operating information for the three months ended March 31, 1999 and 1998, respectively.

                                                       March 31,      March 31,
                                                         1999           1998
         -----------------------------------------------------------------------
         As a percentage of total revenues:
           Vacation ownership interests, net             73.4%          70.0%
           Resort management                             11.6           11.2
           Interest income                                7.0           12.0
           Net interest income and fees
            from qualifying special purpose entities      4.5             .5
           Other revenue                                  3.5            6.3
                                                        -----          -----
                                                        100.0%         100.0%
                                                        =====          =====

         As a percentage of related revenues:
           Cost of sales - vacation ownership interests  26.7%          27.7%
           Resort management                             80.8%          80.2%
           Sales and marketing                           48.3%          46.6%
           Provision for loan losses                      4.9%           4.7%

         As a percentage of interest revenues:
           Interest expense, net                         14.2%          33.9%

         As a percentage of total revenues:
           General and administrative                     7.9%           8.3%
           Depreciation                                   2.0%           1.9%
           Other expense                                  3.9%           4.6%

     Gross revenues from vacation ownership interests ("VOIs") increased 19.5% to $72.1 million for the three months ended March 31, 1999 as compared to $60.4 million for the three months ended March 31, 1998. Gross VOI revenues at the Company's destination resorts continue to be the largest dollar contributor to total VOI sales, accounting for 81.2% and 81.6% of total VOI revenues for the three months ended March 31, 1999 and 1998, respectively. Gross VOI revenues for the three months ended March 31, 1999, as compared to the same period in 1998, increased 19.0% at the Company's destination resorts, 8.1% at the Company's regional resorts and 38.4% at the Company's off-site sales offices. Management anticipates that these revenue growth trends will continue throughout 1999 due to the addition of the destination resorts noted above, as well as a full year of sales at the Company's newest destination resorts located in Pompano Beach, Florida and Alexandria, Virginia.

     Net VOI revenues increased 20.9% to $72.8 million for the three months ended March 31, 1999 from $60.2 million for the three months ended March 31, 1998. Net VOI revenue growth trends were affected by the same factors that impacted gross VOI revenue growth trends as well as net revenue recognition of $0.6 million during the three months ended March 31, 1999, related to the percentage of completion method of accounting, as compared to net revenue deferral of $0.2 million during the three months ended March 31, 1998. Under the percentage of completion method of accounting, the portion of revenues attributable to costs incurred as compared to total estimated acquisition, construction and selling expenses, is recognized in the period of sale. The remaining revenue is deferred and recognized as the remaining costs are incurred. The Company is currently in the development stage at certain of its projects. Therefore, VOI sales at these projects will generate deferred revenue as the Company completes sales at a more rapid pace than the completion of related VOI units. At March 31, 1999, the Company had deferred revenue totaling $7.6 million, which will be recognized upon completion of the respective VOI units.

         The following table reconciles VOI sales recorded to VOI revenues recognized for the respective periods (In thousands):

                                                       Three Months Ended
                                                            March 31,
                                                     ----------------------
                                                      1999            1998
                                                      ----            ----

    Vacation ownership interests                     $72,148         $60,359
    Add:  Deferred revenue at beginning of period      8,225           5,225
    Less:  Deferred revenue at end of period          (7,615)         (5,379)
                                                     -------         -------
    Vacation ownership interests, net                $72,758         $60,205
                                                     =======         =======

     VOI cost of sales, as a percentage of related net revenue, decreased to 26.7% from 27.7% for the three months ended March 31, 1999 and 1998, respectively. This reduction reflects a shift from selling the remaining higher cost fixed-week inventory acquired during the Vacation Break merger to selling exclusively the Company's points-based inventory. Additionally, the reduction reflects the impact of a Company-wide price increase initiated in February 1999, which offset higher product costs at certain of the Company's destination resorts.

     Sales and marketing expenses, as a percentage of related net revenues, were 48.3% and 46.6%, for the three months ended March 31, 1999 and 1998, respectively. This increase is due to the realization of certain benefits in sales and marketing expenses during the three months ended March 31, 1998 related to the expiration of vacation package certificates. Management anticipates that sales and marketing expenses, as a percentage of related net revenues, will decline during the remainder of 1999 as the Company realizes the benefits of its new sales and marketing programs as well as sales efficiencies anticipated from the full integration of the marketing programs of Vacation Break.

     The provision for loan losses, as a percentage of related net revenues, remained relatively constant for the three months ended March 31, 1999 as compared to the same period in 1998. The Company provides for losses on contracts receivable by a charge against earnings at the time of sale at a rate based upon the Company's historical cancellation experience, management's estimate of future losses and current economic factors. The allowance for contracts receivable is maintained at a level believed adequate by management based upon periodic analysis of the contracts receivable portfolio. Management anticipates the provision for loan losses will remain relatively constant during the remainder of 1999.

     Resort Management
     -----------------

     Resort management revenues increased 20% to $11.5 million for the three months ended March 31, 1999 from $9.6 million for the three months ended March 31, 1998. The increase in 1999 is primarily due to the expansion of the Company's resort management services, including the sale of furnishings for VOI units to independent resort operators and property owner associations, as well as continued growth in the number of units under management and the fees associated with this growth.

     Interest
     --------

     For purposes of management's discussion of results of operations, net interest income includes (i) interest earned from the Company's receivable portfolio, (ii) interest expense from the Company's financing arrangements and
(iii) net interest income and fees from the Qualifying Special Purpose Entities ("QSPEs").

     Net interest income increased 37.8% to $9.7 million for the three months ended March 31, 1999, from $7.1 million for the same period in 1998. This increase is primarily attributable to (i) an increase in the average balance of outstanding contracts receivable ($370.7 million compared with $290.4 million for the three months ended March 31, 1999 and 1998, respectively), (ii) an increase in the weighted average interest rate of the Company's contract receivable portfolio to 14.9% from 14.6% for the three months ended March 31, 1999 and 1998, respectively, and (iii) a reduction in borrowings under the Company's revolving credit agreements due to increased utilization of QSPE credit facilitation, which carry a lower weighted average cost of funds than the revolving credit agreements. The QSPEs finance purchases of contracts receivable through their commercial paper credit facilities and other financial conduits, with $151.3 million of borrowings outstanding at March 31, 1999.

     The  Company  uses  interest  rate cap and swap  agreements  to manage  the interest rate characteristics of certain of its outstanding financing arrangements to obtain a more desirable fixed rate basis and to limit the Company's exposure to rising interest rates. Interest rate differentials paid or received under the terms of the agreements of the interest rate cap and swap agreements are recognized as adjustments of interest expense related to the designated financing arrangements.

     General and Administrative
     --------------------------

     General and administrative expenses, as a percentage of total revenues, decreased to 7.9% for the three months ended March 31, 1999 from 8.3% for the three months ended March 31, 1998. General and administrative expenses for 1999 include the additional costs associated with the operations of the Company's executive offices in Orlando, Florida as well as those of the Company's credit and collection functions in Las Vegas, Nevada, both of which were relocated during the second half of 1998.

     Other
     -----

     Other revenues for the three months ended March 31, 1999 and 1998 include home sales revenue totaling $2.2 million and $3.0 million, respectively, and lot sales revenue totaling $0.6 million and $1.2 million, respectively. Other expenses for the three months ended March 31, 1999 and 1998 include cost of home sales, including selling expenses, totaling $2.1 million and $2.6 million, respectively, and accrued subsidies for certain property owners' associations totaling $1.2 million and $0.5 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company's cash and cash equivalents totaled $4.2 million, a decrease of $0.8 million from December 31, 1998. Cash provided by operating activities totaled $0.9 for the three months ended March 31, 1999 compared to cash used in operating activities of $2.0 million for the three months ended March 31, 1998. The fluctuation in operating cash results primarily from a decrease in real estate acquisitions and accounts payable, resulting from the payment of construction costs in January 1999 for the Company's Myrtle Beach property.

     Cash used in investing activities totaled $6.5 million for the three months ended March 31, 1999 compared to cash provided by investing activities of $51.0 million for the three months ended March 31, 1998. As a result of increased VOI sales volumes and increasing levels of principal collections occurring at the QSPE level, originations of receivables exceeded principal collections by $28.2 million for the three months ended March 31, 1999, as compared to $12.3 million for the three months ended March 31, 1998. For the three months ended March 31, 1999 and 1998, the Company received $23.5 million and $64.7 million, respectively, in cash from the sale of contracts receivable to the QSPEs.

     Cash provided by financing activities totaled $4.8 million for the three months ended March 31, 1999 compared to cash used in financing activities of $46.7 million for the three months ended March 31, 1998. During the three months ended March 31, 1999, proceeds of financing arrangements exceeded repayments by $3.2 million. During the three months ended March 31, 1998, repayments of financing arrangements exceeded proceeds by $54.1 million.

     Credit Facilities of the Company
     --------------------------------

     The Amended and Restated Revolving Credit Agreements (the "Credit Agreements") provide borrowing availability of up to $80.0 million (including up to $11.0 million for letters of credit). At March 31, 1999, borrowing availability under the Credit Agreements totaled $35.0 million. On April 30, 1999, an additional $20.0 million was made available under the Credit Agreements and will be used to finance the Company's acquisition and development of additional vacation resorts and for the general operations of the Company.

     At March 31, 1999, Fairfield Capital Corporation ("FCC"), a wholly owned subsidiary of FAC - Nevada, had outstanding borrowings of $39.9 million under the FCC Agreement, which provides for the purchases of contracts receivable from FAC - Nevada. There are no additional fundings available under the FCC Agreement. At March 31, 1999, contracts receivable totaling $51.7 million collateralized the FCC borrowings.

     Credit Facilities of Qualifying Special Purpose Entities
     --------------------------------------------------------

     The credit facilities of the Qualifying Special Purpose Entities provide for borrowings of approximately $200.0 million for the purchase of contracts receivable from FAC - Nevada. At March 31, 1999, the Qualifying Special Purpose Entities held $182.0 million of contracts receivable, with $151.3 million of related borrowings. An additional $48.6 million of new fundings and approximately $15.0 million of fundings to compensate for contract attrition are available under the current credit facilities of the QSPEs.

     Interest Rate Risk
     ------------------

     The Company uses interest rate swap agreements to mitigate the impact of fluctuations in market rates of interest. If market interest rates increased two hundred basis points for the three months ended March 31, 1999 and 1998, the Company's interest expense, after considering the effects of its interest rate swap agreements, would increase, net interest income and fees from the QSPEs would decrease and earnings before provision for income taxes would decrease by $1.7 million and $2.1 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's borrowing costs and interest rate swap and cap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

     Income Taxes
     ------------

     The Company reports its sales of VOIs on the installment method for federal income tax purposes. Under this method, the Company does not recognize taxable income on VOI sales until the installment payments have been received from the Company's customers. The Company's federal alternative minimum tax ("AMT") is impacted by the net deferral of income resulting from the Company's election of the installment sales method. The payment of AMT reduces the future regular tax liability and creates a deferred tax asset. For the three months ended March 31, 1999 and 1998, the Company made AMT payments totaling $8.3 million and $2.7 million, respectively. This increase in AMT payments is due to the availability of AMT net operating loss carryforwards during the first quarter of 1998. The Company anticipates that it will continue to make significant AMT payments in future periods.

     Other
     -----

     The Company intends to continue its growth-oriented strategy and, accordingly, may from time to time acquire additional vacation ownership resorts, additional land upon which vacation ownership resorts may be expanded or developed and companies operating resorts or having vacation ownership assets, management, or sales and marketing expertise commensurate with the Company's operations in the vacation ownership industry. The Company is currently evaluating the acquisition of certain additional land parcels for the expansion of existing resorts and the development of additional resorts. In addition, the Company is also evaluating certain VOI and property management acquisitions to integrate into or expand the operations of the Company. The Company expects to finance its short- and long-term cash needs, including potential acquisitions, from (i) contract payments generated from its contracts receivable portfolio, (ii) operating cash flows, (iii) borrowings under its credit facilities, (iv) sales of contracts receivable to the QSPEs, (v) additional securitizations of contracts receivable and (vi) future financings through public or private financing sources.

YEAR 2000 READINESS DISCLOSURE

         As more fully described in the Company's annual report on Form 10-K for the year ended December 31, 1998, the Company is modifying or replacing portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. As of March 31, 1999, the Company estimates that it is approximately 70% complete on the internal remediation phase and expects to complete software reprogramming and replacement by August 31, 1999. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. To date, the Company estimates that it has completed approximately 80% of its testing and has completed approximately 75% of its implementation. Completion of the testing phase for all significant internal systems is expected by June 30, 1999, with all remediated systems fully tested and implemented by July 31, 1999, with 100% completion targeted for September 30, 1999.

         The remediation of non-information technology equipment is not as significant to the on-going operations of the Company as the remediation of information technology systems. Non-information technology equipment includes elevators at certain resort locations, heating and air conditioning systems, alarm systems, sprinkler systems and other miscellaneous equipment. The Company is currently in the process of evaluating its non-information technology systems and estimates that it will complete the remediation, testing and implementation phases by September 30, 1999. The Company anticipates that the cost, if any, of modifying non-information technology equipment will be the responsibility of the respective property owners' association unless the resort is operating under a developer subsidy agreement, in which case the cost will be the Company's responsibility.

         The Company's most significant third party relationship is its banking relationship with its primary correspondent bank, due to the fact that the Company's cash management systems interface directly with the systems of the bank. The Company has completed its review of the interface routine between itself and the bank and has determined that the interface applications are currently Year 2000 compliant. Additionally, the Company has been informed by the bank that its internal systems are currently Year 2000 compliant. The other vendors queried by the Company either indicated that they were currently Year 2000 compliant or believed that their computerized systems would be Year 2000 compliant by the end of 1999.

         The Company is not currently aware of any other third party with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that all third parties will be Year 2000 ready. The inability of third parties to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by third parties is not determinable.

         To date, the Company has incurred costs of $0.7 million for the Year 2000 project ($0.3 million expensed and $0.4 capitalized). Management now estimates that the total project cost will be $2.2 million which reflects an increase of $0.2 million over the previous estimate for the replacement of certain hardware that was not originally thought to be affected. Management's assessment of the risks associated with the Year 2000 project and the status of the Company's contingency plans are unchanged from that described in the 1998 annual report.

         The Company's plans to complete the Year 2000 modifications are based on management's best estimates, which are based on numerous assumptions about future events including the continued availability of certain resources and other factors. Estimates on the status of completion and the expected completion dates are based on the level of effort expended to date to total expected internal staff effort. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

         The preceding Year 2000 discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, anticipated costs and the dates by which the Company expects to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant information technology and non-information technology systems, results of Year 2000 testing, adequate resolution of Year 2000 issues by businesses and other third parties who are service providers, suppliers or customers of the Company, unanticipated system costs, the adequacy of and ability to develop and implement contingency plans and similar uncertainties. The forward-looking statements made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

     Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions, including those relating to Year 2000 considerations. Representative examples of these factors include (without limitation) general industry and economic conditions; interest rate trends; regulatory changes; availability of real estate properties; competition from national hospitality companies and other competitive factors and pricing pressures; shifts in customer demands; the Company's success, or lack thereof, to remediate, test and implement necessary hardware and software modifications to become Year 2000 compliant; changes in operating expenses, including employee wages, commission structures and related benefits; economic cycles; the Company's lack of experience in certain of the markets where it has purchased land and is developing vacation ownership resorts; the Company's success in its ability to hire, train and retain qualified employees; and the continued availability of financing in the amounts and at the terms necessary to support the Company's future business.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

           Incorporated  by  reference  (see Note 8 of "Notes to Consolidated
            Financial Statements").

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

                                        FAIRFIELD COMMUNITIES, INC.




Date:   May 11, 1999             /s/Robert W. Howeth
       -------------------       ---------------------------------------------
                                  Robert W.  Howeth, Senior Vice President and
                                             Chief Financial Officer



Date:   May 11, 1999             /s/William G. Sell
       -------------------       -----------------------------------------------
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

4.5 Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

10.1 Amendment No. 1 to Credit Agreement among Fairfield Receivables Corporation, EagleFunding Capital Corporation, Fairfield Acceptance Corporation - Nevada, Fairfield Communities, Inc., BankBoston Securities, Inc. and BankBoston, N.A. dated February 2, 1999 (attached)

10.2 Instrument of Accession among Fairfield Acceptance Corporation - Nevada, BankBoston, N.A., a national banking association and the other lending institutions that are or may become a party to the Credit Agreement, and BankBoston, N.A., as agent, dated April 30, 1999 (attached)

27             Financial Data Schedule (attached)