Form 10-Q
period 1999-06-30
FAIRFIELD COMMUNITIES INC
filed 1999-08-13
CIK 276189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

   (Mark One)

     [X]         Quarterly  Report  Pursuant  to  Section 13 or 15(d) of the
                   Securities  Exchange Act of 1934

                   For the quarter ended June   30, 1999

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

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of July 30, 1999 totaled 44,396,195.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                        Page
                                                                         No.
                                                                        ----
PART 1. - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 1999
           (unaudited) and December 31, 1998                             3

          Consolidated  Statements  of Earnings for the Three and Six
           Months Ended June 30, 1999 and 1998 (unaudited)               4

          Consolidated  Statements  of Cash  Flows for the Six Months
           Ended June 30, 1999 and 1998 (unaudited)                      5

          Notes to Consolidated Financial Statements (unaudited)         6

  Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                    11

PART II. - OTHER INFORMATION

  Item 1. Legal Proceedings                                             17

  Item 4. Submission of Matters to a Vote of Security Holders           17

  Item 6. Exhibits and Reports on Form 8-K                              17


SIGNATURES                                                              18

PART I - FINANCIAL INFORMATION
------   ---------------------

Item I - Financial Statements
------   --------------------

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)

                                                    June 30,       December 31,
                                                      1999             1998
                                                      ----             ----
                                                   (Unaudited)

ASSETS
 Cash and cash equivalents                          $  7,952         $  5,017
 Receivables, net                                    213,238          202,849
 Real estate inventories                             133,547          128,397
 Investments in and net amounts due
  from qualifying special purpose entities            38,284           31,917
 Property and equipment, net                          32,346           30,062
 Restricted cash                                      11,012           11,154
 Other assets                                         22,778           21,697
                                                    --------         --------
                                                    $459,157         $431,093
                                                    ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Financing arrangements                          $ 75,624         $ 79,441
    Deferred revenue                                  23,473           27,085
    Accrued income taxes                              30,371           28,157
    Accounts payable                                  27,734           26,550
    Other liabilities                                 51,832           47,230
                                                    --------         --------
                                                     209,034          208,463
                                                    --------         --------

  Stockholders' Equity:
    Common stock, $.01 par value, 100,000,000
     shares authorized, 50,768,849 and
     50,663,851 shares issued as
     of June 30, 1999 and December 31, 1998,
     respectively                                        508              507
    Paid-in capital                                  122,021          120,403
    Retained earnings                                148,585          122,711
    Treasury stock, at cost, 6,387,843 and
     6,496,959 shares as of June 30, 1999
     and December 31, 1998, respectively             (20,991)         (20,991)
                                                    --------         --------
                                                     250,123          222,630
                                                    --------         --------
                                                    $459,157         $431,093
                                                    ========         ========

See notes to consolidated financial statements.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                         Three Months Ended    Six Months Ended
                                               June 30,            June 30,
                                         ------------------    ----------------
                                          1999       1998       1999      1998
                                          ----       ----       ----      ----
REVENUES
 Vacation ownership interests, net      $ 99,206   $ 80,155   $171,964  $140,360
 Resort management                        12,517      9,947     24,033    19,547
 Interest                                  7,040      8,080     13,964    18,379
 Net interest income and fees from
  qualifying special purpose entities      4,925      2,378      9,359     2,776
 Other                                     6,798      7,424     10,231    12,861
                                        --------   --------   --------  --------
                                         130,486    107,984    229,551   193,923
                                        --------   --------   --------  --------
EXPENSES
 Vacation ownership interests -
  costs of units sold                     25,611     22,945     45,058    39,620
 Sales and marketing                      47,609     37,083     83,064    65,675
 Provision for loan losses                 5,132      3,993      8,754     6,910
 Resort management                         9,828      8,387     19,132    16,089
 General and administrative                8,191      6,141     16,057    13,283
 Interest, net                             1,344      1,828      2,956     5,452
 Depreciation and amortization             1,940      1,677      3,947     3,329
 Other                                     6,111      4,593     10,062     8,576
                                        --------   --------   --------  --------
                                         105,766     86,647    189,030   158,934
                                        --------   --------   --------  --------

Earnings before provision
 for income taxes                         24,720     21,337     40,521    34,989
Provision for income taxes                 8,780      8,199     14,647    13,446
                                        --------   --------   --------  --------
Net earnings                            $ 15,940   $ 13,138   $ 25,874  $ 21,543
                                        ========   ========   ========  ========

Basic earnings per share                   $0.36      $0.29      $0.59     $0.48
                                           =====      =====      =====     =====
Diluted earnings per share                 $0.35      $0.28      $0.57     $0.46
                                           =====      =====      =====     =====

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                   44,028     44,940     43,954    44,608
                                          ======     ======     ======    ======
  Diluted                                 45,677     47,416     45,470    47,264
                                          ======     ======     ======    ======


See notes to consolidated financial statements.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                            -----------------
                                                             1999       1998
                                                             ----       ----
OPERATING ACTIVITIES
  Net earnings                                             $ 25,874   $ 21,543
  Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                             3,947      3,329
    Provision for loan losses                                 8,754      6,910
    Net interest income and fees from
     qualifying special purpose entities                     (9,359)    (2,776)
    Tax benefit from employee stock benefit plans               387      4,111
    Changes in operating assets and liabilities:
      Real estate inventories                                (5,150)    (9,498)
      Net investment activities of qualifying
       special purpose entities                              13,883      8,810
      Deferred revenue, accounts payable
       and other liabilities                                  4,388       (193)
      Other                                                  (1,081)    (1,685)
                                                          ---------  ---------
  Net cash provided by operating activities                  41,643     30,551
                                                          ---------  ---------

 INVESTING ACTIVITIES
   Purchases of property and equipment, net                  (6,231)    (4,438)
   Principal collections on receivables                      42,868     61,222
   Originations of receivables                             (118,471)  (107,974)
   Sales of receivables to qualifying
    special purpose entities                                 53,469    101,362
                                                          ---------  ---------
  Net cash (used in) provided by investing activities       (28,365)    50,172
                                                          ---------  ---------

 FINANCING ARRANGEMENTS
   Proceeds from financing arrangements                      64,882     97,869
   Repayments of financing arrangements                     (76,599)  (183,820)
   Activity related to employee stock benefit plans           1,232      5,197
   Repurchase of treasury stock                                 -         (724)
   Net decrease in restricted cash                              142      5,119
                                                          ---------  ---------
  Net cash used in financing activities                     (10,343)   (76,359)
                                                          ---------  ---------
  Net increase in cash and cash equivalents                   2,935      4,364
  Cash and cash equivalents, beginning of period              5,017      3,074
                                                          ---------  ---------
  Cash and cash equivalents, end of period                $   7,952  $   7,438
                                                          =========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid, net of amounts capitalized                $   2,749  $    5,979
                                                          =========  ==========
 Income taxes paid                                        $  11,876  $    3,645
                                                          =========  ==========
 Capitalized interest                                     $   1,340  $      473
                                                          =========  ==========


See notes to consolidated financial statements.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
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

         The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial information is unaudited, but reflects all adjustments consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the results of operations for such interim periods. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1998.

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

     Investments in and Net Amounts Due From Qualifying Special Purpose Entities

         Fairfield Receivables Corporation ("FRC") and Fairfield Funding Corporation, II ("FFC II" and together with FRC, the "QSPEs") were incorporated in 1998 as wholly owned, qualifying special purpose subsidiaries of Fairfield Acceptance Corporation - Nevada ("FAC - Nevada"), for the specific purpose of purchasing contracts receivable from the Company. Statement of Financial
Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," requires that qualifying special purpose entities, which engage in qualified purchases of financial assets with affiliated companies, be accounted for on an unconsolidated basis.

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

         The Company's cumulative residual interest in the contracts receivable sold to the QSPEs are classified as "Investments in and net amounts due from qualifying special purpose entities" in the Condensed Consolidated Balance Sheets with income from the residual interests reflected as "Net interest income and fees from qualifying special purpose entities" in the Consolidated Statements of Earnings.

NOTE 2 - RECEIVABLES, NET
------   ----------------

        Receivables consist of the following (In thousands):

                                                   June 30,    December 31,
                                                     1999          1998
                                                     ----          ----
  Contracts                                        $200,663      $197,888
  Mortgages and other                                26,088        17,966
                                                   --------      --------
                                                    226,751       215,854
  Less allowance for loan losses                    (13,513)      (13,005)
                                                   --------      --------
  Receivables, net                                 $213,238      $202,849
                                                   ========      ========

     During the six months ended June 30, 1999 and 1998, the Company sold approximately $64.4 million and $129.3 million, respectively, of contracts receivable to the QSPEs. The QSPEs primarily funded these purchases through advances under their various credit agreements and, in conjunction with these purchases, the Company received non-cash consideration, primarily in the form of a subordinated note receivable, of $10.9 million and $27.9 million during the six months ended June 30, 1999 and 1998, respectively.

     At June 30, 1999 and December 31, 1998, the QSPEs held contracts receivable totaling $200.2 million and $172.1 million, respectively, with related borrowings of $165.6 million and $142.9 million, respectively. Except for the repurchase of contracts that fail to meet initial eligibility requirements, the Company is not obligated to repurchase defaulted or any other contracts sold to the QSPEs. It is anticipated, however, that the Company will repurchase defaulted contracts to facilitate the remarketing of the underlying collateral. The Company maintains an allowance for loan losses in connection with its option to repurchase the defaulted contracts and, at June 30, 1999 and December 31, 1998, this allowance totaled $12.4 million and $10.3 million, respectively, and was classified in "Investments in and net amounts due from qualifying special purpose entities" in the Condensed Consolidated Balance Sheets.

NOTE 3 - REAL ESTATE INVENTORIES
------   -----------------------

         Real estate inventories are summarized as follows (In thousands):

                                                      June 30,     December 31,
                                                        1999           1998
                                                        ----           ----

  Land and improvements                               $ 37,197       $ 39,814
   Residential housing:
      Vacation ownership                                92,788         85,350
      Homes                                              3,562          3,233
                                                      --------       --------
                                                        96,350         88,583
                                                      --------       --------
                                                      $133,547       $128,397
                                                      ========       ========

NOTE 4 - FINANCING ARRANGEMENTS
------   ----------------------

         Financing arrangements are summarized as follows (In thousands):

                                              June 30,        December 31,
                                                1999             1998
                                                ----             ----
    Revolving credit agreements               $24,806           $29,181
    Notes payable:
      Fairfield Capital Corporation            36,663            43,574
      Other                                    14,155             6,686
                                              -------           -------
                                              $75,624           $79,441
                                              =======           =======

     At June 30, 1999, the Amended and Restated Revolving Credit Agreements (the "Credit Agreements") provided borrowing availability of up to $100.0 million (including up to $13.0 million for letters of credit, of which

$8.7 million is outstanding at June 30, 1999) and mature in October 2001. Borrowings under the Credit Agreements bear interest at variable rates ranging from the base rate minus .25% to the base rate minus .75% (weighted average stated interest rate of 7.0% at June 30, 1999).

     Fairfield Capital Corporation is a wholly owned subsidiary of FAC - Nevada. Borrowings under the Fairfield Capital Corporation credit agreement principally mature within 41 months, which represents the approximate remaining weighted average life of the underlying contracts receivable. Additionally, substantially all of these borrowings bear interest at 5.63% under an interest rate swap agreement.

     At June 30, 1999, notes payable - other consisted primarily of (i) $5.1 million borrowing secured by the Company's corporate office building in Little Rock, Arkansas which matures in December 2003 and bears interest at a fixed rate of 6.9% and (ii) a $7.9 million note payable for the Company's 10% Senior Subordinated Secured Notes (see Note 8).

NOTE 5 - EARNINGS PER SHARE
------   ------------------

         The following table sets forth the computation of basic and diluted earnings per share ("EPS") (In thousands, except per share data):

                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                        ------------------   -----------------
                                          1999       1998     1999       1998
                                          ----       ----     ----       ----
Numerator:
  Net earnings - Numerator for basic
   and diluted EPS                      $15,940    $13,138  $25,874    $21,543
                                        =======    =======  =======    =======

Denominator:
  Denominator for basic EPS -
   weighted average shares               44,028     44,940   43,954     44,608
  Effect of dilutive securities:
    Options and warrants                  1,324      1,837    1,166      1,988
    Common stock held in escrow             325        549      350        578
    Other                                   -           90      -           90
                                        -------    -------  -------    -------
    Dilutive potential common shares      1,649      2,476    1,516      2,656
                                        -------    -------  -------    -------
    Denominator for diluted EPS -
     adjusted weighted average shares
     and assumed conversions             45,677     47,416   45,470     47,264
                                        =======    =======  =======    =======

Basic earnings per share                   $.36       $.29     $.59       $.48
                                           ====       ====     ====       ====

Diluted earnings per share                 $.35       $.28     $.57       $.46
                                           ====       ====     ====       ====

NOTE 6 - SEGMENT DISCLOSURES
------   -------------------

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

     Segment revenues totaled $197.8 million and $166.7 million for the six months ended June 30, 1999 and 1998, respectively. A reconciliation of segment operating profit to consolidated net earnings before taxes for the three and six months ended June 30, 1999 and 1998, is as follows:

                                           Three Months Ended  Six Months Ended
                                                 June 30,          June 30,
                                           ------------------  ----------------
                                             1999      1998     1999      1998
                                             ----      ----     ----      ----
Total segment operating profit             $30,543   $24,397 $ 53,829   $42,828
Other operating loss                        (5,823)   (3,060) (13,308)   (7,839)
                                           -------   ------- --------   -------
Consolidated net earnings before taxes     $24,720   $21,337 $ 40,521   $34,989
                                           =======   ======= ========   =======

     Other  operating  loss  includes   primarily  general  and   administrative
expenses, which are not allocated on a segment basis.

NOTE 7 - SUPPLEMENTAL INFORMATION
------   ------------------------

         Included in other assets at June 30, 1999 and December 31, 1998 are (i) costs in excess of net assets acquired of $4.7 million and $4.9 million, respectively, (ii) prepaid assets of $3.6 million and $4.4 million, respectively, and (iii) unamortized capitalized financing costs totaling $3.2 million and $3.0 million, respectively.

         Included in other liabilities at June 30, 1999 and December 31, 1998 are (i) accruals totaling $17.2 million and $17.6 million, respectively, related to the Company's employee compensation programs and related benefits, (ii) accruals totaling $6.6 million and $6.3 million, respectively, for the fulfillment costs associated with the Company's Discovery Vacations program, and
(iii) deposits associated with sales contracts totaling $5.9 million and $3.3 million, respectively.

         Other revenues for the six months ended June 30, 1999 and 1998 include home sales revenue totaling $4.7 million and $6.0 million, respectively, and lot sales revenue totaling $2.0 million and $3.5 million, respectively. Other expenses for the six months ended June 30, 1999 and 1998 include costs of home sales, including selling expenses, of $4.2 million and $5.2 million, respectively, and accrued subsidies for certain property owners' associations totaling $2.5 million and $1.0 million, respectively.

NOTE 8 - CONTINGENCIES
------   -------------

     During the first quarter of 1997, the Company's 10% Senior Subordinated Secured Notes (the "FCI Notes"), having a principal amount of $15.1 million, matured. In settlement of the FCI Notes, the Company transferred $7.9 million in cash (the "$7.9 Million Payment") and the assets collateralizing the FCI Notes, with an appraised market value of $7.2 million (the "Real Estate Collateral"), to IBJ Schroder Bank & Trust Company, as indenture trustee for the FCI Notes. The indenture trustee filed suit in the United States District Court for the Southern District of New York (the "District Court"), contesting the Company's method of satisfying this obligation and claiming a default under the indenture securing the FCI Notes. This action alternatively (a) disputed the Company's right to transfer the Real Estate Collateral in satisfaction of the FCI Notes, seeking instead a cash payment of $7.2 million, plus interest and the fees and expenses of the action, in addition to the $7.9 Million Payment, or (b) disputed the $7.9 Million Payment, seeking instead the issuance of 1,764,706 shares of Fairfield's Common Stock (the "Contested Shares"), previously reserved for issuance if a deficiency resulted on the FCI Notes at maturity. Pursuant to the indenture for the FCI Notes, the noteholders are entitled to retain, as a premium, up to $2.0 million from the proceeds of the collateral (the "Collateral") transferred in satisfaction of the FCI Notes (including, if applicable, the Contested Shares) in excess of the amount of principal and accrued interest due at maturity. The indenture trustee on September 24, 1997 filed a motion seeking to require the immediate issuance and sale of the Contested Shares, with the proceeds to be held in escrow, pending the outcome of the litigation (the "Injunction Demand"). The Company opposed the Injunction Demand and requested summary judgment, asserting that the noteholders were not entitled to any of the Contested Shares. The indenture trustee indicates that it has sold the Real Estate Collateral for approximately $4.4 million. The District Court on April 24, 1998 entered an order denying the Injunction Demand and granting the Company's motion for summary judgment. The indenture trustee appealed the District Court's order to the Court of Appeals for the Second Circuit (the "Court of Appeals"), which on May 6, 1999 reversed the District Court decision and granted partial summary judgment to the indenture trustee, holding that the Company's method of satisfying the FCI Notes at maturity violated the terms of the indenture, but declining to enter the indenture trustee's Injunction Demand. The Court of Appeals upheld the Company's position that the Contested Shares should not be distributed to the noteholders without limitation, limiting any premium to $2.0 million. The Company filed a motion, which was denied, requesting that the Court of Appeals reconsider its decision granting partial summary judgment against the Company. The Court of Appeals remanded the case to the District Court for further proceedings to enforce the terms of the indenture, including specifically consideration of whether or not to enter the indenture trustee's Injunction Demand and whether or not the sale of the Real Estate Collateral for $4.4 million by the indenture trustee was commercially reasonable and, if not, how this would bear upon the relief sought by the indenture trustee.

     The indenture is non-recourse to the Company except as to recourse to the Collateral and except for the indenture trustee's fees and expenses, which are fully recourse obligations. The Contested Shares are not included in the number of shares outstanding for earnings per share or other purposes. The Company anticipates that its exposure in this litigation, in excess of amounts accrued, as of June 30, 1999 was less than $4 million, which would be charged to operations in the event of an adverse decision on the outstanding issues by the District Court on remand.

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

     On June 2, 1998, Vacation Break filed a separate action in federal District Court for the Middle District of Florida, Tampa Division, asserting various antitrust tying and other claims against MRG&L and related parties. On April 7, 1999, the federal District Court denied MRG&L's motion for judgment on the pleadings, without prejudice to MRG&L's right to refile such motion following Vacation Break's amendment of its complaint in that action. MRG&L has asserted in the federal action similar counterclaims as the claims alleged in the state court action. Under the terms of the Principal Stockholders Agreement, entered into in connection with the acquisition of Vacation Break, Fairfield has been indemnified for (a) 75% of the damages which may be incurred in connection with the defense of the MRG&L litigation and (b) 25% of the expense incurred in defending the MRG&L litigation, in excess of the June 30, 1997 reserve on Vacation Break's books, with the maximum amount of indemnification to be $6.0 million. Such indemnification agreement has been collateralized by, and recourse under the indemnity agreement is limited to, the pledge of shares of Fairfield's Common Stock, valued as of December 18, 1997 (adjusted for stock splits and certain other similar items), at an indemnification value of $21.59375 per share, and the proceeds thereof. Any shares of Common Stock the Company receives under the indemnification agreement will reduce the number of shares outstanding. The amount of any settlement, adverse judgement or defense costs, in excess of amounts accrued, would be charged to operations, notwithstanding the availability of indemnification under the Principal Stockholders Agreement.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
----     ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

RESULTS OF OPERATIONS

     The Company currently owns and/or operates 31 resorts located in 12 states and the Bahamas. Of these resorts, which are in various stages of development, 21 are located in destination areas with popular vacation attractions and 10 are located in scenic regional locations. During the three months ended June 30, 1999, the Company began sales operations on a start-up basis at is five newest destination resorts, located in Sedona, Arizona; Durango, Colorado; Daytona Beach, Florida; Las Vegas, Nevada and Gatlinburg, Tennessee.

         The  following   table  sets  forth  certain   consolidated   operating
information for the three and six months ended June 30, 1999 and 1998, respectively.

                                          Three Months Ended   Six Months Ended
                                              June 30,              June 30,
                                          ------------------   ----------------
                                           1999        1998     1999      1998
                                           ----        ----     ----      ----
As a percentage of total revenues:
  Vacation ownership interests, net        76.0%       74.2%    74.9%     72.4%
  Resort management                         9.6         9.2     10.5      10.1
  Interest income                           5.4         7.5      6.1       9.5
  Net interest income and fees from
   qualifying special purpose entities      3.8         2.2      4.1       1.4
  Other revenue                             5.2         6.9      4.4       6.6
                                          -----       -----    -----     -----
                                          100.0%      100.0%   100.0%    100.0%
                                          =====       =====    =====     =====
  As a percentage of related revenues:
    Cost of sales - vacation ownership
     interests                             25.8%       28.6%    26.2%     28.2%
    Resort management                      78.5%       84.3%    79.6%     82.3%
    Sales and marketing                    47.3%       45.0%    47.7%     45.6%
    Provision for loan losses               5.1%        4.8%     5.0%      4.8%

  As a percentage of total revenues:
   General and administrative               6.3%        5.7%     7.0%      6.8%
   Depreciation and amortization            1.5%        1.6%     1.7%      1.7%
   Other expense                            4.3%        3.6%     4.1%      3.9%


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Vacation Ownership
     ------------------

     Gross revenues from vacation ownership interests ("VOIs") increased 18.5% to $169.3 million for the six months ended June 30, 1999 as compared to $142.9 million for the six months ended June 30, 1998. Gross VOI revenues at the Company's destination resorts continue to be the largest dollar contributor to total VOI sales, accounting for 80.0% and 78.5% of total VOI revenues for the six months ended June 30, 1999 and 1998, respectively. Gross VOI revenues for the six months ended June 30, 1999, as compared to the same period in 1998, increased 20.5% at the Company's destination resorts. Management anticipates that these revenue growth trends will continue throughout the remainder of 1999 as a result of the additional sales volumes to be realized from the Company's five newest destination resorts as noted above, as well as a full year of sales at the Company's destination resorts located in Pompano Beach, Florida and Alexandria, Virginia.

     Net VOI revenues increased 22.5% to $172.0 million for the six months ended June 30, 1999 from $140.4 million for the six months ended June 30, 1998. Net VOI revenue growth trends were affected by the same factors that impacted gross VOI revenue growth trends as well as net revenue recognition of $2.6 million during the six months ended June 30, 1999, related to the percentage of completion method of accounting, as compared to net revenue deferral of $2.6 million during the six months ended June 30, 1998. Under the percentage of completion method of accounting, the portion of revenues attributable to costs incurred as compared to total estimated acquisition, construction and selling expenses, is recognized in the period of sale. The remaining revenue is deferred and recognized as the remaining costs are incurred. The Company is currently in the development stage at certain of its projects. Therefore, VOI sales at these projects will generate deferred revenue as the Company completes sales at a more rapid pace than the completion of related VOI units. At June 30, 1999, the Company had deferred revenue totaling $5.6 million, which will be recognized upon completion of the respective VOI units.

     The  following  table   reconciles  VOI  sales  recorded  to  VOI  revenues
recognized for the  respective  periods (In  thousands):

                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                          ------------------   ----------------
                                            1999       1998     1999     1998
                                            ----       ----     ----     ----
     Vacation ownership interests         $97,193    $82,572 $169,341  $142,931
     Add:  Deferred revenue at
            beginning of period             7,615      5,379    8,225     5,225
     Less:  Deferred revenue at
             end of period                 (5,602)    (7,796)  (5,602)   (7,796)
                                          -------    -------  -------  --------
     Vacation ownership interests, net    $99,206    $80,155 $171,964  $140,360
                                          =======    ======= ========  ========

     VOI cost of sales, as a percentage of related net revenue, decreased to 26.2% from 28.2% for the six months ended June 30, 1999 and 1998, respectively. This reduction reflects a shift from selling the remaining higher cost fixed-week inventory acquired during the Vacation Break merger to selling exclusively the Company's points-based inventory. Additionally, the reduction reflects the impact of a Company-wide sales price increase initiated in February 1999.

     Sales and marketing expenses, as a percentage of related net revenues, were 47.7% and 45.6%, for the six months ended June 30, 1999 and 1998, respectively. This increase is due to the realization of certain benefits in sales and marketing expenses during the six months ended June 30, 1998 related to the expiration of vacation package certificates.

     The provision for loan losses, as a percentage of related net revenues, remained relatively constant for the six months ended June 30, 1999 as compared to the same period in 1998. The Company provides for losses on contracts receivable by a charge against earnings at the time of sale at a rate based upon the Company's historical cancellation experience, management's estimate of future losses and current economic factors. The allowance for contracts receivable is maintained at a level believed adequate by management based upon periodic analysis of the contracts receivable portfolio. Management anticipates the provision for loan losses will remain relatively constant during the remainder of 1999.

     Resort Management
     -----------------

     Resort management revenues increased 22.9% to $24.0 million for the six months ended June 30, 1999 from $19.5 million for the six months ended June 30, 1998. The increase in 1999 is primarily due to (i) expansion of the Company's resort management services, including the sale of furnishings for VOI units to independent resort operators and property owner associations, (ii) continued growth in the number of units under management and the management fees associated with this growth and (iii) increases in rental income.

     Interest
     --------

     For purposes of management's discussion of results of operations, net interest income includes (i) interest earned from the Company's receivable portfolio, (ii) interest expense from the Company's financing arrangements and
(iii) net interest income and fees from the Qualifying Special Purpose Entities ("QSPEs").

     Net interest income increased 29.7% to $20.4 million for the six months ended June 30, 1999, from $15.7 million for the same period in 1998. This increase is primarily attributable to (i) an increase in the average balance of outstanding contracts receivable ($379.2 million compared with $319.4 million for the six months ended June 30, 1999 and 1998, respectively), (ii) an increase in the weighted average interest rate of the Company's contract receivable portfolio to 15.0% for the six months ended June 30, 1999 from 14.0% for the comprable period in 1998 and (iii) a reduction in borrowings under the Company's revolving credit agreements due to increased utilization of QSPE credit facilitation, which carry a lower weighted average cost of funds than the revolving credit agreements. The QSPEs finance purchases of contracts receivable through their commercial paper credit facilities and other financial conduits, with $165.6 million of borrowings outstanding at June 30, 1999.

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

     General and Administrative
     --------------------------

     While remaining constant as a percentage of total revenues, general and administrative expenses increased during the six months ended June 30, 1999 as compared to the same period in 1998. These increases are commensurate with the increased VOI revenues and additional business activities as previously noted. In addition, during the six months ended June 30, 1999, the Company invested in its management and organizational infrastructure in order to efficiently manage its anticipated VOI sales growth.

     Other
     -----

     Other revenues for the six months ended June 30, 1999 and 1998 include home sales revenue totaling $4.7 million and $6.0 million, respectively, and lot sales revenue totaling $2.0 million and $3.5 million, respectively. Other expenses for the six months ended June 30, 1999 and 1998 include cost of home sales, including selling expenses, totaling $4.2 million and $5.2 million, respectively, and accrued subsidies for certain property owners' associations totaling $2.5 million and $1.0 million, respectively.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     All revenue and expense trends, other than those mentioned below, for the three months ended June 30, 1999, compared to the same period in the prior year, were generally consistent with the trends of the related six month period.

     Vacation Ownership
     ------------------

     Gross revenue from VOIs increased 17.7% to $97.2 million for the three months ended June 30, 1999 as compared to $82.6 million for the three months ended June 30, 1998. Gross VOI sales at the Company's destination resorts continue to be the largest dollar contributor to total VOI sales, accounting for 78.8% and 76.3% of total VOI sales for the three months ended June 30, 1999 and 1998, respectively. Gross VOI sales for the three months ended June 30, 1999 increased 21.7% at the Company's destination resorts, as compared to the same period in 1998.

     Net VOI revenue increased 23.8% to $99.2 million for the three months ended June 30, 1999 from $80.2 million for the three months ended June 30, 1998. Net VOI revenue was affected by net revenue recognition of $2.0 million during the three months ended June 30, 1999, resulting from the percentage of completion method of accounting, as compared to net revenue deferral of $2.4 million for the three months ended June 30, 1998.

     VOI cost of sales, as a percent of related revenue, was 25.8% and 28.6% for the three months ended June 30, 1999 and 1998, respectively. This decrease is directly related to the Company-wide sales price increase initiated in February 1999.

     As previously noted, sales and marketing expenses, as a percentage of related net revenues, increased in the second quarter of 1999 as compared to the similar period in 1998. This increase is due to the realization of certain benefits in sales and marketing expenses during the three months ended June 30, 1998 related to the expiration of vacation package certificates.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999, the Company's cash and cash equivalents totaled $8.0 million, an increase of $2.9 million from December 31, 1998. Cash provided by operating activities totaled $41.6 million for the six months ended June 30, 1999 compared to cash provided by operating activities of $30.6 million for the six months ended June 30, 1998. The fluctuation in operating cash results primarily from various real estate acquisitions closed during the six months ended June 30, 1998 and the payments of construction costs in January 1999 for the Company's Myrtle Beach property.

     Cash used in investing activities totaled $28.4 million for the six months ended June 30, 1999 compared to cash provided by investing activities of $50.2 million for the six months ended June 30, 1998. As a result of increased VOI sales volumes and increasing levels of principal collections occurring at the QSPE level, originations of receivables exceeded principal collections by $75.6 million for the six months ended June 30, 1999, as compared to $46.8 million for the six months ended June 30, 1998. For the six months ended June 30, 1999 and 1998, the Company received $53.5 million and $101.4 million, respectively, in cash from the sale of contracts receivable to the QSPEs.

     Cash used in financing activities totaled $10.3 million for the six months ended June 30, 1999 compared to cash used in financing activities of $76.4 million for the six months ended June 30, 1998. During the six months ended June 30, 1999 and 1998, repayments of financing arrangements exceeded proceeds by $11.7 million and $86.0 million, respectively.

     Credit Facilities of the Company
     --------------------------------

     The Amended and Restated Revolving Credit Agreements (the "Credit Agreements") provide borrowing availability of up to $100.0 million (including up to $13.0 million for letters of credit). At June 30, 1999, borrowing availability under the Credit Agreements totaled $66.5 million.

     At June 30, 1999, Fairfield Capital Corporation ("FCC"), a wholly owned subsidiary of FAC - Nevada, had outstanding borrowings of $36.7 million under the FCC Agreement, which provides for the purchases of contracts receivable from FAC - Nevada. There are no additional fundings available under the FCC Agreement. At June 30, 1999, contracts receivable totaling $47.2 million collateralized the FCC borrowings.

     Credit Facilities of Qualifying Special Purpose Entities
     --------------------------------------------------------

     In June 1999, the credit facilities of the QSPEs were increased by $100.0 million to provide for borrowings up to $300.0 million for the purchase of contracts receivable from FAC - Nevada. At June 30, 1999, the Qualifying Special Purpose Entities held $200.2 million of contracts receivable, with $165.6 million of related borrowings.

      Interest Rate Risk
      ------------------

     The Company uses interest rate swap agreements to mitigate the impact of fluctuations in market rates of interest. If market interest rates increased two hundred basis points for the six months ended June 30, 1999 and 1998, the Company's interest expense, after considering the effects of its interest rate swap agreements, would increase, net interest income and fees from the QSPEs would decrease and earnings before provision for income taxes would decrease by $0.9 million and $0.8 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's borrowing costs and interest rate swap and cap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

     Income Taxes
     ------------

     The Company reports its sales of VOIs on the installment method for federal income tax purposes. Under this method, the Company does not recognize taxable income on VOI sales until the installment payments have been received from the Company's customers. The Company's federal alternative minimum tax ("AMT") is impacted by the net deferral of income resulting from the Company's election of the installment sales method. The payment of AMT reduces the future regular tax liability and creates a deferred tax asset. For the six months ended June 30, 1999 and 1998, the Company made AMT payments totaling $11.5 million and $3.4 million, respectively, and anticipates that it will continue to make significant AMT payments in future periods.

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

YEAR 2000 READINESS DISCLOSURE

     As more fully described in the Company's annual report on Form 10-K for the year ended December 31, 1998, the Company is modifying or replacing portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. As of June 30, 1999, the Company estimates that it is 85% complete on the Year 2000 Readiness Project comprised of software and hardware remediation, testing, and implementation. Workstation and network hardware replacement or upgrade is 90% complete with less than 50 replacements remaining. Once software is reprogrammed or replaced for a system, the Company tests the software on two levels before implementing current date and advanced date testing. (Advanced date testing involves running programs in an environment in which the computer date is advanced past January 1, 2000.) At the end of June 1999, the Company estimates that it has completed 80% of its remediation and testing and 80% of its implementation. Completion of the remediation and testing of all significant internal systems is expected by August 31, 1999, with all remediated systems implemented by September 30, 1999.

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

     To date, the Company has incurred costs of approximately $1.3 million for the Year 2000 project, of which $0.9 million has been capitalized representing hardware replacement costs. Management estimates that the total project cost will be $1.7 million. Management's assessment of the risks associated with the Year 2000 project and the status of the Company's contingency plans are unchanged from that described in the 1998 annual report. Currently, the Company does not have a contingency plan in place, but assessed the need for such a plan based on the status of completion at the end of June 1999. Although completion of the Company project is on schedule, the unpredictability of third party preparedness and other unknowns will make it necessary for the Company to develop a contingency plan. This plan will be completed before the end of October 1999.

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

PART II - OTHER INFORMATION
-------   -----------------

Item 1 - Legal Proceedings

          Incorporated by reference (see Note 8 of "Notes to Consolidated Financial Statements").

Item 4 - Submission of Matters to a Vote of Security Holders

          The 1999 Annual Meeting of Stockholders of the Registrant was held on May 20, 1999. The following items of business were presented to the stockholders:

                                       Total Vote For       Total Vote Withheld
                                       Each Director         From Each Director
                                       -------------         ------------------

           Ernest D. Bennett, III        37,972,553                71,332

           Philip L. Herrington          37,278,147               765,738

           Gerald Johnston               37,972,701                71,184

           Bryan D. Langton              37,972,719                71,166

           John W. McConnell             37,972,273                71,612

           Charles D. Morgan             37,972,719                71,166

           Ralph P. Muller               37,972,711                71,174

           William C. Scott              37,972,719                71,166


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

                                   FAIRFIELD COMMUNITIES, INC.







Date:  August  13, 1999        /s/Robert W. Howeth
                                  ------------------------------------------
                                  Robert W. Howeth, Executive Vice President
                                         and Chief Financial Officer



Date:  August  13, 1999        /s/William G. Sell
                                  ---------------------------------------------
                                  William G. Sell, Vice President and Controller
                                        (Chief Accounting Officer)

                           FAIRFIELD COMMUNITIES, INC.
                                  EXHIBIT INDEX

Exhibit
Number
------

3(a) Second Amended and Restated Certificate of Incorporation of the Registrant, effective September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

3(b) Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 4.2 to the Registrant's Form S-8, SEC File No. 333-42901, and incorporated herein by reference)

3(c) Fifth Amended and Restated Bylaws of the Registrant, dated May 9, 1996 (previously filed with the Registrant's Current Report on Form 8-K dated May 22, 1996 and incorporated herein by reference)

          4.1 Supplemented and Restated Indenture between the Registrant, Fairfield River Ridge, Inc., Fairfield St. Croix, Inc. and IBJ Schroder Bank & Trust Company, as Trustee, and Houlihan Lokey Howard & Zukin, as Ombudsman, dated September 1, 1992, related to the Senior Subordinated Secured Notes (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

4.2 First Supplemental Indenture to the Supplemented and Restated Indenture, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

4.3 Second Supplemental Indenture to the Supplemented and Restated Indenture, dated September 1, 1992 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

4.4 Third Supplemental Indenture to the Supplemented and Restated Indenture, dated March 18, 1993 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 and incorporated herein by reference)

4.5 Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

10.1 Amendment No. 2 to Credit Agreement among Fairfield Receivables Corporation, EagleFunding Capital Corporation, Fairfield Acceptance Corporation - Nevada, Fairfield Communities, Inc., BancBoston Robertson Stephens Inc., CIBC World Markets Corp. and BankBoston, N.A. dated June 9, 1999 (attached)

10.2 Third Amendment to Amended and Restated Revolving Credit Agreement between Fairfield Communities, Inc. and BankBoston, N.A. dated June 30, 1999 (attached)

27        Financial Data Schedule (attached)