Form 10-Q
period 1999-09-30
FAIRFIELD COMMUNITIES INC
filed 1999-11-12
CIK 276189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

   (Mark One)

     [X]      Quarterly  Report  Pursuant  to  Section 13 or 15(d) of the
                 Securities  Exchange  Act of  1934

                    For the quarter ended September 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of November 1, 1999 totaled 44,497,948.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                     Index to Quarterly Report on Form 10-Q



                                                                           Page
                                                                            No.
                                                                           ----
PART 1. - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 1999
           (unaudited) and December 31, 1998                                 3

          Consolidated  Statements of Earnings for the Three and Nine
           Months Ended September 30, 1999 and 1998 (unaudited)              4

          Consolidated  Statements  of Cash Flows for the Nine Months
           Ended September 30, 1999 and 1998 (unaudited)                     5

          Notes to Consolidated Financial Statements (unaudited)             6

 Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        11

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk        16

PART II. - OTHER INFORMATION

 Item 1.  Legal Proceedings                                                 17

 Item 6.  Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                  18

PART I - FINANCIAL INFORMATION
------   ---------------------
ITEM I - FINANCIAL STATEMENTS
------   --------------------

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except par value)



                                              September 30,        December 31,
                                                 1999                  1998
                                                 ----                  ----
                                              (Unaudited)
ASSETS
  Cash and cash equivalents                     $  7,208            $  5,017
  Receivables, net                               233,060             202,849
  Real estate inventories                        133,897             128,397
  Investments in and net amounts due
    from qualifying special purpose entities      39,269              31,917
  Property and equipment, net                     34,673              30,062
  Restricted cash                                 10,802              11,154
  Other assets                                    22,980              21,697
                                                --------            --------
     Total Assets                               $481,889            $431,093
                                                ========            ========
Liabilities and Stockholders' Equity
  Liabilities:
    Financing arrangements                      $ 56,206            $ 79,441
    Deferred revenue                              24,813              27,085
    Accrued income taxes                          39,486              28,157
    Accounts payable                              34,755              26,550
    Other liabilities                             58,518              47,230
                                                --------            --------
      Total Liabilities                         $213,778            $208,463
                                                ========            ========
  Stockholders' Equity:
    Common stock, $.01 par value, 100,000,000
     shares authorized, 50,769,031 and
     50,663,851 shares issued as
     of September 30, 1999 and December 31,
     1998, respectively                              508                507
    Paid-in capital                              122,667            120,403
    Retained earnings                            165,927            122,711
    Treasury stock, at cost, 6,286,205
     and 6,496,959 shares as of September 30,
     1999 and December 31, 1998, respectively    (20,991)           (20,991)
                                                --------           --------
    Total stockholders' equity                   268,111            222,630
                                                ========           ========
  Total liabilities and stockholders' equity    $481,889           $431,093
                                                ========           ========


See notes to consolidated financial statements.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                       1999        1998       1999       1998
                                       ----        ----       ----       ----
REVENUES
  Vacation ownership interests, net  $110,975    $ 86,272    $282,939  $226,632
  Resort management                     9,459       8,997      33,492    28,544
  Interest                              7,780       7,989      21,744    26,368
  Net interest income and fees
   from qualifying special
   purpose entities                     5,337       3,072      14,696     5,848
  Other                                 8,933       6,407      19,164    19,268
                                     --------    --------    --------  --------
Total revenues                        142,484     112,737     372,035   306,660
                                     --------    --------    --------  --------

Costs and Operating Expenses
  Vacation ownership interests -
   costs of units sold                 28,755      23,595      73,813    63,215
  Sales and marketing                  53,400      42,376     136,464   108,051
Provision for loan losses               5,702       3,648      14,456    10,558
Resort management                       7,036       7,858      26,168    23,947
General and administrative              9,262       8,190      25,319    21,473
Interest, net                           1,711       1,441       4,667     6,893
Depreciation and amortization           1,977       1,781       5,924     5,110
  Other                                 6,542       4,633      16,604    13,209
                                     --------    --------    --------  --------
Total costs and operating expenses    114,385      93,522     303,415   252,456
                                     --------    --------    --------  --------
Earnings before provision for
 income taxes                          28,099      19,215      68,620    54,204
Provision for income taxes             10,755       6,975      25,402    20,421
                                     --------    --------    --------  --------
Net earnings                         $ 17,344    $ 12,240    $ 43,218  $ 33,783
                                     ========    ========    ========  ========

Basic earnings per share                 $.39        $.27        $.98      $.75
                                         ====        ====        ====      ====
Diluted earnings per share               $.38        $.26        $.95      $.72
                                         ====        ====        ====      ====

Weighted average shares outstanding
    Basic                              44,074      44,997      43,995    44,788
                                       ======      ======      ======    ======
    Diluted                            45,734      46,820      45,556    47,203
                                       ======      ======      ======    ======

See notes to consolidated financial statements.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                    Nine Months Ended
                                                      September 30,
                                                 1999               1998
                                                 ----               ----
OPERATING ACTIVITIES
  Net earnings                                 $  43,218          $  33,783
  Adjustments to reconcile net earnings
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                  5,924              5,110
    Provision for loan losses                     14,456             10,558
    Net interest income and fees from
     qualifying special purpose entities         (14,696)            (5,848)
    Tax benefit from employee stock
     benefit plans                                   428              4,787
  Changes in operating assets and liabilities:
    Real estate inventories                       (5,500)           (30,752)
    Net investment activities of
     qualifying special purpose entities          24,345             14,725
    Deferred revenue, accounts payable
     and other liabilities                        28,550             14,538
    Other                                         (1,283)            (7,688)
                                               ---------          ---------
 Net cash provided by operating activities        95,442             39,213
                                               ---------          ---------
 INVESTING ACTIVITIES
   Purchases of property and equipment, net      (10,535)            (9,813)
   Principal collections on receivables           64,363             73,709
   Originations of receivables                  (202,948)          (152,929)
   Sales of receivables to qualifying
    special purpose entities                      84,817            126,001
                                               ---------          ---------
 Net cash (used in) provided by
    investing activities                         (64,303)            36,968
                                               ---------          ---------
 FINANCING ACTIVITIES
   Proceeds from financing arrangements          114,757            150,749
   Repayments of financing arrangements         (145,892)          (216,775)
   Activity related to employee
    stock benefit plans                            1,835              6,005
   Repurchase of treasury stock                     -               (12,977)
   Net decrease (increase) in restricted cash        352             (1,907)
                                               ---------          ---------
 Net cash used in financing activities           (28,948)           (74,905)
                                               ---------          ---------
 Net increase in cash and cash equivalents         2,191              1,276
Cash and cash equivalents,
  beginning of period                              5,017              3,074
                                               ---------          ---------
 Cash and cash equivalents,
  end of period                                $   7,208          $   4,350
                                               =========          =========

 SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
   Interest paid, net of
    amounts capitalized                          $ 3,838             $7,653
                                                 =======             ======
     Income taxes paid                           $13,476             $5,140
                                                 =======             ======
    Capitalized interest                         $ 1,708             $  970
                                                 =======             ======


See notes to consolidated financial statements.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

NOTE 1 - GENERAL
------   -------

     Organization
     ------------

     The operations of Fairfield Communities, Inc. ("Fairfield" and together with its consolidated subsidiaries, the "Company") consist of (i) sales and marketing of vacation ownership interests ("VOIs") at its resort locations and off-site sales centers, which entitle the purchaser to use a fully furnished vacation unit at the Company's resort locations, (ii) acquiring, developing and operating vacation ownership resorts, (iii) providing consumer financing to individual purchasers for the purchase of VOIs and (iv) providing rental management and maintenance services for which it receives fees paid by the respective property owners' associations. The VOIs offered by the Company consist of either undivided fee simple interests or specified fixed week interval ownership in fully furnished vacation units.

     The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial information is unaudited, but reflects all adjustments consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the results of operations for such interim periods. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1998.

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

NOTE 2 - RECEIVABLES, NET
------   ----------------
         Receivables consist of the following (In thousands):

                                              September 30,      December 31,
                                                  1999               1998
                                                  ----               ----
  Contracts                                     $224,481           $197,888
  Mortgages and other                             24,799             17,966
                                                --------           --------
                                                 249,280            215,854
 Less allowance for loan losses                  (16,220)           (13,005)
                                                --------           --------
  Receivables, net                              $233,060           $202,849
                                                ========           ========


     During the nine months ended September 30, 1999 and 1998, the Company sold approximately $101.8 million and $158.9 million, respectively, of contracts receivable to the QSPEs. The QSPEs primarily funded these purchases through advances under their various credit agreements and, in conjunction with these purchases, the Company received non-cash consideration, primarily in the form of a subordinated note receivable, of $17.0 million and $33.9 million during the nine months ended September 30, 1999 and 1998, respectively.

     At September 30, 1999 and December 31, 1998, the QSPEs held contracts receivable totaling $216.1 million and $172.1 million, respectively, with related borrowings of $178.0 million and $142.9 million, respectively. Except for the repurchase of contracts that fail to meet initial eligibility requirements, the Company is not obligated to repurchase defaulted or any other contracts sold to the QSPEs. It is anticipated, however, that the Company will repurchase defaulted contracts to facilitate the remarketing of the underlying collateral. The Company maintains an allowance for loan losses in connection with its option to repurchase the defaulted contracts and, at September 30, 1999 and December 31, 1998, this allowance totaled $14.5 million and $10.3 million, respectively, and was classified in "Investments in and net amounts due from qualifying special purpose entities" in the Condensed Consolidated Balance Sheets.

NOTE 3 - REAL ESTATE INVENTORIES
------   -----------------------

         Real estate inventories are summarized as follows (In thousands):

                                              September 30,     December 31,
                                                  1999              1998
                                                  ----              ----
 Land improvements                              $ 36,706          $ 39,814
 Residential housing:
   Vacation ownership                             92,580            85,350
   Homes                                           4,611             3,233
                                                --------          --------
                                                  97,191            88,583
                                                --------          --------
                                                $133,897          $128,397
                                                ========          ========

NOTE 4 - FINANCING ARRANGEMENTS
------   ----------------------

     Financing arrangements are summarized as follows (In thousands):

                                             September 30,     December 31,
                                                 1999              1998
                                                 ----              ----
    Revolving credit agreements                $ 8,801           $29,181
    Notes payable:
      Fairfield Capital Corporation             33,327            43,574
      Other                                     14,078             6,686
                                               -------           -------
                                               $56,206           $79,441
                                               =======           =======

     At September 30, 1999, the Amended and Restated Revolving Credit Agreements (the "Credit Agreements") provided borrowing availability of up to $100.0 million (including up to $17.0 million for letters of credit, of which $8.7 million is outstanding at September 30, 1999) and mature in October 2001. Borrowings under the Credit Agreements bear interest at variable rates ranging from the base rate minus .25% to the base rate minus .75% (weighted average stated interest rate of 7.5% at September 30, 1999).

     At September 30, 1999, borrowings under the Fairfield Capital Corporation credit agreement had a weighted average maturity of approximately 38 months, which represents the approximate remaining weighted average life of the underlying contracts receivable. Substantially all of these borrowings bear interest at 5.63% under an interest rate swap agreement.

     At September 30, 1999, notes payable - other consisted primarily of (i) a $5.1 million borrowing secured by the Company's corporate office building in Little Rock, Arkansas which matures in December 2003 and bears interest at a fixed rate of 6.9% and (ii) a $7.9 million note payable related to the Company's 10% Senior Subordinated Secured Notes (see Note 8).

NOTE 5 - EARNINGS PER SHARE
------   ------------------

     The following table sets forth the computation of basic and diluted earnings per share ("EPS") (In thousands, except per share data):

                                     Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
                                   ---------------------- ---------------------
                                      1999        1998      1999         1998
                                      ----        ----      ----         ----
Numerator:
  Net earnings - Numerator for
   basic and diluted EPS            $17,344     $12,240   $43,218      $33,783
                                    =======     =======   =======      =======

Denominator:
  Denominator for basic EPS -
  weighted  average  shares          44,074      44,997    43,995       44,788
  Effect of  dilutive
   securities:
    Options and warrants              1,336       1,242     1,220        1,777
    Common stock held in escrow         324         491       341          548
    Other                               -            90       -             90
                                    -------     -------   -------      -------
  Dilutive potential common shares    1,660       1,823     1,561        2,415
                                    -------     -------   -------      -------
  Denominator for diluted EPS -
   adjusted weighted average shares
   and assumed conversions           45,734      46,820    45,556       47,203
                                     ======      ======    ======       ======
Basic earnings per share               $.39        $.27      $.98         $.75
                                       ====        ====      ====         ====

Diluted earnings per share             $.38        $.26      $.95         $.72
                                       ====        ====      ====         ====

NOTE 6 - SEGMENT DISCLOSURES
------   -------------------

     The Company operates one reportable industry segment, which includes the marketing, sales and financing of its vacation ownership resorts. This segment derives its revenues from the sale of VOIs and from the associated interest income on contracts receivable generated by the Company's financing of VOI sales. The Company's management evaluates performance and allocates resources based on operating profit before income taxes. This basis includes depreciation expense; however, the related property and equipment are not allocated to the segment level.

     Segment revenues totaled $326.0 million and $267.2 million for the nine months ended September 30, 1999 and 1998, respectively. A reconciliation of segment operating profit to consolidated net earnings before taxes for the three and nine months ended September 30, 1999 and 1998, is as follows:

                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                    --------------------   -------------------
                                      1999        1998       1999       1998
                                      ----        ----       ----       ----
Total segment operating profit      $33,933     $25,167    $ 87,762   $ 67,995
Other operating loss                 (5,834)     (5,952)    (19,142)   (13,791)
                                    -------     -------    --------   --------
Consolidated net earnings
 before taxes                       $28,099     $19,215    $ 68,620   $ 54,204
                                    =======     =======    ========   ========

         Other operating loss includes primarily general and administrative expenses, which are not allocated on a segment basis.

NOTE 7 - SUPPLEMENTAL INFORMATION
------   ------------------------

     Included in other  assets at  September  30, 1999 and December 31, 1998 are
(i) costs in excess of net assets acquired of $4.6 million and $4.9 million, respectively, (ii) prepaid assets of $5.0 million and $4.4 million, respectively, and (iii) unamortized capitalized financing costs totaling $2.9 million and $3.0 million, respectively.

     Included in other liabilities at September 30, 1999 and December 31, 1998 are (i) accruals totaling $20.2 million and $17.6 million, respectively, related to the Company's employee compensation programs and related benefits, (ii) accruals totaling $7.9 million and $6.3 million, respectively, for the fulfillment costs associated with the Company's Discovery Vacations program, and
(iii) deposits associated with sales contracts totaling $6.9 million and $3.3 million, respectively.

     Other revenues for the nine months ended September 30, 1999 and 1998 include home sales revenue totaling $8.4 million and $8.8 million, respectively, and lot sales revenue totaling $4.5 million and $5.9 million, respectively. Other expenses for the nine months ended September 30, 1999 and 1998 include costs of home sales, including selling expenses, of $7.5 million and $7.7 million, respectively, and accrued subsidies for certain property owners' associations totaling $3.7 million and $1.7 million, respectively.

NOTE 8 - CONTINGENCIES
------   -------------

     During the first quarter of 1997, the Company's 10% Senior Subordinated Secured Notes (the "FCI Notes"), having a principal amount of $15.1 million, matured. In settlement of the FCI Notes, the Company transferred $7.9 million in cash (the "$7.9 Million Payment") and the assets collateralizing the FCI Notes, with an appraised market value of $7.2 million (the "Real Estate Collateral"), to IBJ Schroder Bank & Trust Company, as indenture trustee for the FCI Notes. The indenture trustee filed suit in the United States District Court for the Southern District of New York (the "District Court"), contesting the Company's method of satisfying this obligation and claiming a default under the indenture securing the FCI Notes. This action alternatively (a) disputed the Company's right to transfer the Real Estate Collateral in satisfaction of the FCI Notes, seeking instead a cash payment of $7.2 million, plus interest and the fees and expenses of the action, in addition to the $7.9 Million Payment, or (b) disputed the $7.9 Million Payment, seeking instead the issuance of 1,764,706 shares of Fairfield's Common Stock (the "Contested Shares"), previously reserved for issuance if a deficiency resulted on the FCI Notes at maturity. Pursuant to the indenture for the FCI Notes, the noteholders are entitled to retain, as a premium, up to $2.0 million from the proceeds of the collateral (the "Collateral") transferred in satisfaction of the FCI Notes (including, if applicable, the Contested Shares) in excess of the amount of principal and accrued interest due at maturity. The indenture trustee on September 24, 1997 filed a motion, which the Company opposed, seeking to require the immediate issuance and sale of the Contested Shares, with the proceeds to be held in escrow, pending the outcome of the litigation (the "Injunction Demand"). The indenture trustee indicates that it has sold the Real Estate Collateral for approximately $4.4 million, although the Company was advised in late October 1999 that one or more of the noteholders participated in such purchase. The District Court on April 24, 1998 entered an order denying the Injunction Demand and granting the Company's motion for summary judgment. The indenture trustee appealed the District Court's order to the Court of Appeals for the Second Circuit (the "Court of Appeals"), which on May 6, 1999 reversed the District Court decision and granted partial summary judgment to the indenture trustee, holding that the Company's method of satisfying the FCI Notes at maturity violated the terms of the indenture, but declining to enter the indenture trustee's Injunction Demand. The Court of Appeals upheld the Company's position that the Contested Shares should not be distributed to the noteholders without limitation, limiting any premium to $2.0 million. The Court of Appeals remanded the case to the District Court for further proceedings to enforce the terms of the indenture, including specifically consideration of whether or not to enter the indenture trustee's Injunction Demand and whether or not the sale of the Real Estate Collateral for $4.4 million by the indenture trustee was commercially reasonable and, if not, how this would bear upon the relief sought by the indenture trustee.

     The indenture is non-recourse to the Company except as to recourse to the Collateral and except for the indenture trustee's fees and expenses, which are fully recourse obligations. The Contested Shares are not included in the number of shares outstanding for earnings per share or other purposes. The Company anticipates that its exposure in this litigation, in excess of amounts accrued, does not exceed $4.0 million, plus accrued interest and fees, which would be charged to operations in the event of an adverse decision on the outstanding issues by the District Court on remand.

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

     On June 2, 1998, Vacation Break filed a separate action in federal District Court for the Middle District of Florida, Tampa Division, asserting various antitrust tying and other claims against MRG&L and related parties. On April 7, 1999, the federal District Court denied MRG&L's motion for judgment on the pleadings, without prejudice to MRG&L's right to refile such motion following Vacation Break's amendment of its complaint in that action. MRG&L has asserted in the federal action similar counterclaims as the claims alleged in the state court action. Under the terms of the Principal Stockholders Agreement, entered into in connection with the acquisition of Vacation Break, Fairfield has been indemnified for (a) 75% of the damages which may be incurred in connection with the defense of the MRG&L litigation and (b) 25% of the expense incurred in defending the MRG&L litigation, in excess of the June 30, 1997 reserve on Vacation Break's books, with the maximum amount of indemnification to be $6.0 million. Such indemnification agreement has been collateralized by, and recourse under the indemnity agreement is limited to, the pledge of shares of Fairfield's Common Stock, valued as of December 18, 1997 (adjusted for stock splits and certain other similar items), at an indemnification value of $21.59375 per share, and the proceeds thereof. Any shares of Common Stock the Company receives under the indemnification agreement will reduce the number of shares outstanding. The amount of any settlement, adverse judgment or defense costs, in excess of amounts accrued, would be charged to operations, notwithstanding the availability of indemnification under the Principal Stockholders Agreement.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS

     The Company currently owns and/or operates 31 resorts located in 12 states and the Bahamas. Of these resorts, which are in various stages of development, 21 are located in destination areas with popular vacation attractions and 10 are located in scenic regional locations. During the nine months ended September 30, 1999, the Company began sales operations on a start-up basis at its six newest destination resorts, located in Sedona, Arizona; Durango, Colorado; Daytona Beach, Florida; Destin, Florida; Las Vegas, Nevada and Gatlinburg, Tennessee.

     The following table sets forth certain consolidated operating information for the three and nine months ended September 30, 1999 and 1998, respectively.

                                      Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                     --------------------  --------------------
                                       1999        1998       1999       1998
                                       ----        ----       ----       ----
As a percentage of total revenues:
  Vacation ownership interests, net    77.9%       76.5%      76.1%      73.9%
  Resort management                     6.6         8.0        9.0        9.3
  Interest income                       5.5         7.1        5.8        8.6
  Net interest income and fees
   from qualifying special
   purpose entities                     3.7         2.7        4.0        1.9
  Other revenue                         6.3         5.7        5.1        6.3
                                      -----       -----      -----      -----
                                      100.0%      100.0%     100.0%     100.0%
                                      =====       =====      =====      =====

 As a percentage of related revenues:
   Cost of sales - vacation
    ownership interests                25.9%       27.3%      26.1%      27.9%
   Resort management                   74.4%       87.3%      78.1%      83.9%
   Sales and marketing                 47.1%       47.7%      47.5%      46.5%
   Provision for loan losses            5.0%        4.1%       5.0%       4.5%

 As a percentage of total revenues:
   General and administrative           6.5%        7.3%       6.8%       7.0%
   Depreciation and amortization        1.4%        1.6%       1.6%       1.7%
   Other expense                        4.6%        4.1%       4.5%       4.3%

Nine Months Ended September 30, 1999 Compared to Nine Months
 Ended September 30, 1998

     Vacation Ownership
     ------------------

     Gross revenues from vacation ownership interests ("VOIs") increased 22.6% to $281.4 million for the nine months ended September 30, 1999 as compared to $229.4 million for the nine months ended September 30, 1998. Gross VOI revenues at the Company's destination resorts continue to be the largest dollar contributor to total VOI sales, accounting for 79.9% and 76,7% of total VOI revenues for the nine months ended September 30, 1999 and 1998, respectively. Gross VOI revenues for the nine months ended September 30, 1999, as compared to the same period in 1998, increased 27.9% at the Company's destination resorts. Management anticipates that these revenue growth trends will continue throughout the remainder of 1999 as a result of the additional sales volumes to be realized from the Company's six newest destination resorts as noted above.

     Net VOI revenues increased 24.8% to $282.9 million for the nine months ended September 30, 1999 from $226.6 million for the nine months ended September 30, 1998. Net VOI revenue growth trends were affected by the same factors that impacted gross VOI revenue growth trends as well as net revenue recognition of $1.6 million during the nine months ended September 30, 1999, related to the percentage of completion method of accounting, as compared to net revenue deferral of $2.8 million during the nine months ended September 30, 1998. Under the percentage of completion method of accounting, the portion of revenues attributable to costs incurred as compared to total estimated acquisition, construction and selling expenses, is recognized in the period of sale. The remaining revenue is deferred and recognized as the remaining costs are incurred. The Company is currently in the development stage at certain of its projects. Therefore, VOI sales at these projects will generate deferred revenue as the Company completes sales at a more rapid pace than the completion of related VOI units. At September 30,

1999, the Company had deferred revenue totaling $6.7 million, which will be recognized upon completion of the respective VOI units.

     The  following  table   reconciles  VOI  sales  recorded  to  VOI  revenues
recognized for the respective periods (In thousands):

                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                  --------------------     -------------------
                                    1999        1998         1999        1998
                                    ----        ----         ----        ----
  Vacation ownership interests    $112,024    $86,501      $281,365    $229,432
  Add:  Deferred revenue at
         beginning of period         5,602      7,796         8,225       5,225
 Less: Deferred revenue at
         end of period              (6,651)    (8,025)       (6,651)     (8,025)
                                  --------    -------      --------    --------
  Vacation ownership
   interests, net                 $110,975    $86,272      $282,939    $226,632
                                  ========    =======      ========    ========

     VOI cost of sales, as a percentage of related net revenue, decreased to 26.1% from 27.9% for the nine months ended September 30, 1999 and 1998, respectively. This reduction reflects a shift from selling the remaining higher cost fixed-week inventory acquired during the Vacation Break merger to selling exclusively the Company's points-based inventory. Additionally, the reduction in VOI cost of sales reflects the impact of a Company-wide sales price increase initiated in February 1999.


     The provision for loan losses, as a percentage of related net revenues, increased from 4.1% for the nine months ended September 30, 1998 to 5.0% for the same period in 1999. The Company provides for losses on contracts receivable by a charge against earnings at the time of sale at a rate based upon the Company's historical cancellation experience, management's estimate of future losses and current economic factors. The allowance for contracts receivable is maintained at a level believed adequate by management based upon periodic analysis of the contracts receivable portfolio.

     Resort Management
     -----------------

     Resort management revenues increased 17.3% to $33.5 million for the nine months ended September 30, 1999 from $28.5 million for the nine months ended September 30, 1998 reflecting (i) expansion of the Company's resort management services, including the sale of furnishings for VOI units to independent resort operators and property owner associations, (ii) continued growth in the number of units under management and the management fees associated with this growth and (iii) increases in rental income.

     Interest
     --------

     For purposes of management's discussion of results of operations, net interest income includes (i) interest earned from the Company's receivable portfolio, (ii) interest expense from the Company's financing arrangements and
(iii) net interest income and fees from the Qualifying Special Purpose Entities ("QSPEs").

     Net interest income increased 25.5% to $31.8 million for the nine months ended September 30, 1999, from $25.3 million for the same period in 1998. This increase is primarily attributable to (i) an increase in the average balance of outstanding contracts receivable ($395.1 million compared with $358.0 million for the nine months ended September 30, 1999 and 1998, respectively), (ii) an increase in the weighted average interest rate of the Company's contract receivable portfolio to 15.1% for the nine months ended September 30, 1999 from 14.7% for the comparable period in 1998 and (iii) a reduction in borrowings under the Company's financing arrangements due to increased utilization of the QSPE credit facilities, which carry a lower weighted average cost of funds.

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

     General and Administrative
     --------------------------

     General and administrative expenses, as a percentage of total revenues, decreased slightly for the nine months ended September 30, 1999 as compared to the same period in 1998. In absolute dollars, general and administrative expenses increased in conjunction with the increased VOI revenues and additional business activities as previously noted. Additionally, the Company continues to invest in its management and organizational infrastructure in order to efficiently manage its anticipated VOI sales growth.

     Other
     -----
     Other revenues for the nine months ended September 30, 1999 and 1998 include home sales revenue totaling $8.4 million and $8.8 million, respectively, and lot sales revenue totaling $4.5 million and $5.9 million, respectively. Other expenses for the nine months ended September 30, 1999 and 1998 include cost of home sales, including selling expenses, totaling $7.5 million and $7.7 million, respectively, and accrued subsidies for certain property owners' associations totaling $3.7 million and $1.7 million, respectively.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     All revenue and expense trends, other than those mentioned below, for the three months ended September 30, 1999, compared to the same period in the prior year, were generally consistent with the trends of the related nine month period.

     Vacation Ownership
     ------------------

     Gross revenue from VOIs increased 29.5% to $112.0 million for the three months ended September 30, 1999 as compared to $86.5 million for the three months ended September 30, 1998. Gross VOI sales at the Company's destination resorts continue to be the largest dollar contributor to total VOI sales, accounting for 80.1% and 73.6% of total VOI sales for the three months ended September 30, 1999 and 1998, respectively. Gross VOI sales for the three months ended September 30, 1999 increased 40.9% at the Company's destination resorts, as compared to the same period in 1998.

     Net VOI revenue increased 28.6% to $111.0 million for the three months ended September 30, 1999 from $86.3 million for the three months ended September 30, 1998. Net VOI revenue was affected by net revenue deferral of $1.0 million during the three months ended September 30, 1999, resulting from the percentage of completion method of accounting, as compared to $0.2 million for the three months ended September 30, 1998.

     VOI cost of sales, as a percentage of related revenue, was 25.9% and 27.3% for the three months ended September 30, 1999 and 1998, respectively. This decrease is directly related to the Company-wide sales price increase initiated in February 1999.

     Sales and marketing expenses, as a percentage of related net revenues, decreased from 47.7% for the three months ended September 30, 1998 to 47.1% for the similar period in 1999. This decrease is due to sales and marketing efficiencies experienced during the three months ended September 30, 1999.

     Other
     -----

     Other revenues for the three months ended September 30, 1999 and 1998 include home sales revenue totaling $3.7 million and $2.8 million, respectively, and lot sales revenue totaling $2.4 million for each period, respectively. Other expenses for the three months ended September 30, 1999 and 1998 include cost of home sales, including selling expenses, totaling $3.3 million and $2.5 million, respectively, and accrued subsidies for certain property owners' associations totaling $1.2 million and $0.7 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, the Company's cash and cash equivalents totaled $7.2 million, an increase of $2.2 million from December 31, 1998. Cash provided by operating activities totaled $95.4 million for the nine months ended September 30, 1999 compared to cash provided by operating activities of $39.2 million for the nine months ended September 30, 1998. The fluctuation in operating cash results primarily from various real estate acquisitions closed during the nine months ended September 30, 1998 and the payments of construction costs in January 1999 for the Company's Myrtle Beach property.

     Cash used in investing activities totaled $64.3 million for the nine months ended September 30, 1999 compared to cash provided by investing activities of $37.0 million for the nine months ended September 30, 1998. As a result of increased VOI sales volumes and increasing levels of principal collections occurring at the QSPE level, originations of receivables exceeded principal collections by $138.6 million for the nine months ended September 30, 1999, as compared to $79.2 million for the nine months ended September 30, 1998. For the nine months ended September 30, 1999 and 1998, the Company received $84.8 million and $126.0 million, respectively, in cash from the sale of contracts receivable to the QSPEs.

     Cash used in financing activities totaled $28.9 million for the nine months ended September 30, 1999 compared to cash used in financing activities of $74.9 million for the nine months ended September 30, 1998. During the nine months ended September 30, 1999 and 1998, repayments of financing arrangements exceeded proceeds by $31.1 million and $66.0 million, respectively.

     Credit Facilities of the Company
     --------------------------------

     The Amended and Restated Revolving Credit Agreements (the "Credit Agreements") provide borrowing availability of up to $100.0 million (including up to $17.0 million for letters of credit). At September 30, 1999, borrowing availability under the Credit Agreements totaled $82.5 million.

     At September 30, 1999, Fairfield Capital Corporation ("FCC"), a wholly owned subsidiary of FAC - Nevada, had outstanding borrowings of $33.3 million under the FCC Agreement, which provides for the purchases of contracts receivable from FAC - Nevada. There are no additional fundings available under the FCC Agreement. At September 30, 1999, contracts receivable totaling $42.8 million collateralized the FCC borrowings.

     Credit Facilities of Qualifying Special Purpose Entities
     --------------------------------------------------------

     In June 1999, the credit facilities of the QSPEs were increased by $100.0 million to provide for borrowings up to $300.0 million for the purchase of contracts receivable from FAC - Nevada. At September 30, 1999, the QSPEs held $216.1 million of contracts receivable, with $178.0 million of related borrowings.

     Interest Rate Risk
     ------------------

     The Company uses interest rate swap agreements to mitigate the impact of fluctuations in market rates of interest. If market interest rates increased two hundred basis points for the nine months ended September 30, 1999 and 1998, the Company's interest expense, after considering the effects of its interest rate swap agreements, would increase, net interest income and fees from the QSPEs would decrease and earnings before provision for income taxes would decrease by a total of $1.5 million and $1.2 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's borrowing costs and interest rate swap and cap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

     Income Taxes
     ------------

     The Company reports its sales of VOIs on the installment method for federal income tax purposes. Under this method, the Company does not recognize taxable income on VOI sales until the installment payments have been received from the Company's customers. The Company's federal alternative minimum tax ("AMT") is impacted by the net deferral of income resulting from the Company's election of the installment sales method. The payment of AMT reduces the future regular tax liability and creates a deferred tax asset. For the nine months ended September 30, 1999 and 1998, the Company made AMT payments totaling $13.1 million and $3.4 million, respectively, and anticipates that it will continue to make significant AMT payments in future periods.

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

YEAR 2000 READINESS DISCLOSURE

     As more fully described in the Company's annual report on Form 10-K for the year ended December 31, 1998, the Company is modifying or replacing portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. As of October 31, 1999, the Company is 100% complete on the Year 2000 Readiness Project comprised of software and hardware remediation, testing, and implementation. Workstation and network hardware replacement or upgrade is 100% complete. Once software was reprogrammed or replaced for a system, the Company tested the software on two levels before implementing current date and advanced date testing (advanced date testing involves running programs in an environment in which the computer date is advanced past January 1, 2000).

     The remediation of non-information technology equipment is not as significant to the on-going operations of the Company as the remediation of information technology systems. Non-information technology equipment includes elevators at certain resort locations, heating and air conditioning systems, alarm systems, sprinkler systems and other miscellaneous equipment. The Company has completed the process of evaluating its non-information technology systems and anticipates that the cost, if any, of modifying non-information technology equipment will be limited to those property owner associations operating under a developer subsidy agreement.

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

     To date, the Company has incurred costs of approximately $1.5 million for the Year 2000 project, of which $1.0 million has been capitalized representing hardware replacement costs. Management estimates that the total project cost will be $1.6 million. The Company assessed the need for the development of a contingency plan at the end of June 1999 based on the unpredictability of third party preparedness and other unknowns. This plan was completed in October 1999.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------   ----------------------------------------------------------

     Information required by Item 3 is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Result of
--------------------------------------------------------------------------------
Operations in Part 2 above.
----------

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


                                FAIRFIELD COMMUNITIES, INC.



Date:    November 12, 1999      /s/Robert W. Howeth
       -----------------------  -------------------------------------------
                                Robert W. Howeth, Executive Vice President
                                       and Chief Financial Officer



Date:    November 12, 1999      /s/William G. Sell
       -----------------------  ---------------------------------------------
                                William G. Sell, Vice President and Controller
                                          (Chief Accounting Officer)

                           FAIRFIELD COMMUNITIES, INC.
                                  EXHIBIT INDEX

Exhibit
Number
------

3(a) Second Amended and Restated Certificate of Incorporation of the Registrant, effective September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

3(b) Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 4.2 to the Registrant's Form S-8, SEC File No. 333-42901, and incorporated herein by reference)

3(c) Fifth Amended and Restated Bylaws of the Registrant, dated May 9, 1996 (previously filed with the Registrant's Current Report on Form 8-K dated May 22, 1996 and incorporated herein by reference)

4.1 Supplemented and Restated Indenture between the Registrant, Fairfield River Ridge, Inc., Fairfield St. Croix, Inc. and IBJ Schroder Bank & Trust Company, as Trustee, and Houlihan Lokey Howard & Zukin, as Ombudsman, dated September 1, 1992, related to the Senior Subordinated Secured Notes (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

4.2 First Supplemental Indenture to the Supplemented and Restated Indenture, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

4.3 Second Supplemental Indenture to the Supplemented and Restated Indenture, dated September 1, 1992 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

4.4 Third Supplemental Indenture to the Supplemented and Restated Indenture, dated March 18, 1993 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 and incorporated herein by reference)

4.5 Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

10.1           Fourth  Amendment  to  Amended  and  Restated   Revolving  Credit
               Agreement, dated August 10, 1999, between Fairfield Communities, Inc. and BankBoston, N.A.(attached)

10.2           Fifth  Amendment  to  Amended  and  Restated   Revolving  Credit
               Agreement, dated October 4, 1999, between Fairfield Communities, Inc. and BankBoston, N.A.(attached)

10.3           Fourth  Amendment  to  Amended  and  Restated   Revolving  Credit
               Agreement, dated October 4, 1999, between  Fairfield   Acceptance
               Corporation-Nevada  and BankBoston, N.A. (attached)

10.4 Employment Agreement, executed on August 31, 1999, by and between the Registrant and James G. Berk (attached)

10.5 Amendment Number Two to Employment Agreement, dated September 24, 1999, by and between the Registrant and John W. McConnell (attached)

27             Financial Data Schedule (attached)