Form 10-K
period 1999-12-31
FAIRFIELD COMMUNITIES INC
filed 2000-03-27
CIK 276189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-K
 (Mark One)
    [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1999
                                                         OR
    [  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from _________ to _______

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

     As of February 29, 2000, the number of shares of the registrant's Common Stock outstanding was 44,667,622 and the aggregate market value of the registrant's Common Stock held by non-affiliates totaled approximately $375.2 million.

     Documents Incorporated by Reference: Parts I, II and III of this Form 10-K incorporate certain information by reference from the registrant's Annual Report to Stockholders for the year ended December 31, 1999 and the Proxy Statement to be issued in connection with its 2000 Annual Meeting of Stockholders.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                                                                         Page
                                                                         ----
                                     PART I
                                     ------
Item 1.  Business......................................................    3

Item 2.  Properties....................................................    4

Item 3.  Legal Proceedings.............................................    9

Item 4.  Submission of Matters to a Vote of Security Holders...........    9

                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Stock and
          Related Stockholder Matters..................................   10

Item 6.  Selected Financial Data.......................................   10

Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................   10

Item 7A. Quantitative and Qualitative Disclosures About Market Risk....   10

Item 8.  Financial Statements and Supplementary Data...................   10

Item 9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure.......................   10

                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant............   10

Item 11. Executive Compensation........................................   11

Item 12. Security Ownership of Certain Beneficial
          Owners and Management........................................   11

Item 13. Certain Relationships and Related Transactions................   11

                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K...........................................  11

                                     PART I
                                     ------

  Item 1. BUSINESS
  ------  --------

         General
         -------

     Fairfield Communities, Inc. ("Fairfield", and together with its consolidated subsidiaries, the "Company") is one of the largest vacation ownership companies in the United States in terms of property owners, vacation units constructed and revenues from sales of vacation ownership interests. The Company markets vacation products and manages resort properties that provide quality recreational experiences to its more than 278,000 property owners. At December 31, 1999, the Company's portfolio of resorts consisted of 33 resorts located in 12 states and the Bahamas. Of those resorts, which are in various stages of development, 23 are located in destination areas with popular vacation attractions and 10 are located in scenic regional locations. During 1999, the Company began sales operations on a start-up basis at its six newest destination resorts to be developed in Sedona, Arizona; Durango, Colorado; Daytona Beach, Florida; Destin, Florida; Las Vegas, Nevada and Gatlinburg, Tennessee.

     The operations of the Company consist of (i) sales and marketing of vacation ownership interests at its resort locations and off-site sales centers, which entitle the purchaser to use a fully furnished vacation home at the Company's resort locations, (ii) acquiring, developing and operating vacation ownership resorts, (iii) providing consumer financing to individual purchasers for the purchase of vacation ownership interests and (iv) providing property management services for which it receives fees paid by the respective property owners' associations.

     The Company's primary business is the sale of vacation ownership interests through its innovative points-based vacation system, FairShare Plus. The vacation ownership interests offered by the Company consist of either undivided fee simple interests or specified fixed week interval ownership in fully furnished vacation homes. The vacation ownership interests are typically in resort locations that feature one or more amenities such as swimming pools, restaurants, and access to golf courses, marinas, beaches, tennis courts or other recreational facilities.

     The Company offers financing to the purchasers of vacation ownership interests, which results in the creation of high-quality, medium-term contracts receivable. The Company initially holds these contracts receivable and will either securitize them or sell them to its special purpose finance entities.
During 1998, the Company initiated a program whereby it sells contracts receivable to its two special purpose entities, which are wholly owned but unconsolidated subsidiaries of Fairfield Acceptance Corporation - Nevada, a wholly owned subsidiary of Fairfield. Due to favorable interest rates available through the credit facilities of the special purpose entities, the Company intends to sell contracts receivable to these entities until such time as these credit facilities are fully utilized. Additionally, this will also provide the Company with additional borrowing availability under its existing credit facilities. At December 31, 1999, the Company's contracts receivable portfolio totaled $225.1 million, with outstanding borrowings of $39.6 million collateralized by the contracts receivable. At December 31, 1999, the contracts receivable portfolio had a weighted average maturity of approximately five years, a weighted average interest rate of 14.0% and a weighted average funding cost on the associated debt of 6.4%. At December 31, 1999, borrowing availability under the Company's financing arrangements totaled $80.6 million.

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

     The Company operates one reportable business segment, which includes the marketing, sales and financing of its vacation ownership resorts. The revenues in this segment are derived from the sale of vacation ownership interests and from the associated interest income on contracts receivable generated by the Company's financing of vacation ownership interests. See Note 11 of "Notes to Consolidated Financial Statements".

     Fairfield was incorporated in Delaware in 1969. The Company's principal executive office is located at 8669 Commodity Circle, #200, Orlando, Florida 32819, and its telephone number is (407) 370-5200. At December 31, 1999, the Company had approximately 5,500 full-time employees.

     Mergers and Acquisitions
     ------------------------

     In 1997, Fairfield acquired all of the outstanding common stock of Vacation Break U.S.A., Inc. in exchange for approximately 10.6 million shares of the Company's Common Stock. The merger was accounted for as a pooling of interests and, accordingly, all prior period financial information was restated as if the merger took place at the beginning of the earliest period presented. Additionally, in 1997, Fairfield acquired the remaining 45% minority interests in Vacation Break's joint ventures in the Palm Aire and Royal Vista resorts for $13.5 million in cash. These acquisitions have been accounted for as purchases and the results of operations of these resorts have been included in the consolidated financial statements from the date of acquisition.

Item 2.  PROPERTIES
------   ----------

     The Company's objective is to be a leading provider of innovative, high-quality vacation experiences in the vacation ownership industry to the broadest spectrum of households throughout the United States. To capitalize on its innovative FairShare Plus vacation system and to achieve its objective, Fairfield has placed an emphasis on acquiring and developing resort properties in destination locations. These resorts are in areas with well-known attractions and large tourist populations. The advantage of focusing on sites in destination locations is the reduced need for developing large-scale amenities to attract vacationers which decreases developmental risks and expenses. Furthermore, large populations of prospective customers continually pass through these areas, making them prime locations for the Company to operate on-site sales offices that showcase the Company's resort property portfolio.

         The Company's array of other resorts offers a variety of vacation experiences which are intended to meet the different lifestyles and vacation needs of its existing and potential customer base. The Company's resort sites vary in size from several acres to over 18,000 acres. The Company's properties are generally unencumbered as the Company has historically financed its operations through borrowings which utilize its contracts receivable portfolio as its primary form of collateral. The following summary sets forth certain information as of December 31, 1999 regarding the Company's more significant resorts.

     Property Portfolio - Destination Resorts
     ------------------   -------------------

     FAIRFIELD BRANSON

     Branson, MO - Fairfield Branson at the Falls, Fairfield's original Branson development, is complete and has 54 units. The second Branson development, Fairfield Branson at the Meadows, has 208 units completed and 24 units under construction out of a planned 326 units. Amenities at Fairfield Branson at the Meadows include indoor and outdoor swimming pools, health club and clubhouse.

     FAIRFIELD MYRTLE BEACh

     Myrtle Beach, SC - Fairfield Westwinds, Fairfield's first Myrtle Beach resort is a 10-story, 82 unit beachfront tower. Fairfield's second Myrtle Beach resort, Fairfield SeaWatch Plantation, is a 10 acre beachfront property with a planned 225 units. Fairfield SeaWatch Plantation currently has 156 completed units and 69 units under construction. Amenities at Fairfield Seawatch Plantation include two indoor and four outdoor pools.

     FAIRFIELD NASHVILLE AT MUSIC CITY, USA

     Nashville, TN - Fairfield Nashville is located on 19 acres, adjacent to the Opryland Hotel complex. Fairfield Nashville has 158 units completed and 32 units under construction out of a planned 254 units. Amenities at Fairfield Nashville include indoor and outdoor swimming pools, health club and clubhouse.

     FAIRFIELD ORLANDO AT CYPRESS PALMS

     Kissimmee, FL - Fairfield Orlando at Cypress Palms has 210 units completed and 20 units under construction. When completed, the resort will include 244 units, an activity/recreation building and two outdoor pools.

     PORT LUCAYA RESORT & YACHT CLUB

     Freeport, Grand Bahama - Port Lucaya Resort & Yacht Club is a resort 50%-owned by the Company consisting of 160 hotel rooms and suites. The resort, situated on 5 acres, features a full-service marina, a restaurant, swimming pool, bar area and several other amenities.

     THE FAIRWAYS OF PALM AIRE

     Pompano Beach, FL - The Fairways of Palm Aire has a total of 208 units. Upon completion, the resort will have 398 units. The resort features a health spa, swimming pools, a restaurant and banquet facilities as well as access to adjacent golf courses.

     ROYAL VISTA RESORT

     Pompano Beach, FL - Royal Vista Resort, is located on beachfront property and consists of 99 units. On-site amenities include a health club and two beachfront swimming pools.

     SANTA BARBARA RESORT AND YACHT CLUB

     Pompano Beach, FL - Santa Barbara Resort and Yacht Club consists of 90 units and features a swimming pool, banquet facilities, as well as dockage on the Spanish River and close access to the Atlantic Ocean.

     SEA GARDENS BEACH AND TENNIS RESORT

     Pompano Beach, FL - Sea Gardens Beach and Tennis Resort contains 217 units and includes 250 feet of beachfront property. The resort features 4,000 square feet of banquet facilities, four swimming pools, seven tennis courts, a restaurant and a beachfront activity center.

     FAIRFIELD ORLANDO AT STAR ISLAND

     Orlando, FL - Fairfield Orlando at Star Island has 163 units completed. The resort features a swimming pool, tennis courts, a health club and a children's playground. Construction of an additional 48 units began in the first quarter of 2000, with completion scheduled in the first quarter of 2001.

     FAIRFIELD WASHINGTON, D.C.

     Alexandria, VA - Fairfield Washington, D. C. is located in downtown Alexandria, adjacent to the Kings Street Station metro terminal. Construction of this resort was completed in the fourth quarter of 1999 and contains 88 units.

     FAIRFIELD WILLIAMSBURG

     Williamsburg, VA - Fairfield Williamsburg is located 10 miles from Jamestown, the first English-speaking settlement in North America, and 15 miles from Yorktown, where the last battle of the American Revolution was fought. Fairfield Williamsburg at Patriot's Place, Fairfield's original Williamsburg development, has 196 units. Fairfield Williamsburg at Kingsgate, Fairfield's second Williamsburg location, has 278 completed units and 22 units under construction. Fairfield began development at its third Williamsburg location, Governor's Green, in the first quarter of 2000, with the first 12 units scheduled to be completed in the fourth quarter of 2000. Anticipated development includes construction of 350 units, swimming pools and a nine hole golf course.

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

     FAIRFIELD FLAGSTAFF

     Flagstaff, AZ - Fairfield Flagstaff has 125 units and is approximately 80 miles from the Grand Canyon and 25 miles from Sedona. Nearby Arizona Snowbowl offers a sky-ride in the summer, as well as downhill and cross-country skiing in the winter. The resort offers swimming, golf, tennis and horseback riding.

     FAIRFIELD GLADE

     Fairfield Glade, TN - Fairfield Glade contains 362 units and offers one 27-hole and three 18-hole golf courses. Horseback riding, indoor and outdoor swimming pools and tennis courts are available to vacationers. The resort is surrounded by 12 lakes and nearby attractions include the Fall Creek Falls and Cumberland Mountain State Parks and the Great Smoky Mountains National Park.

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

     FAIRFIELD HARBOUR

     New Bern, NC - Fairfield Harbour has 207 units and is surrounded by historic towns and attractions, such as Bath, incorporated in 1705 as the state's first town. Recreational activities at Fairfield Harbour include golf, indoor and outdoor pools, whirlpool spa, exercise room with sauna, miniature golf, playground and community center. A full service marina can accommodate vessels up to 60 feet in length and provides boat rentals and fishing cruises.

     FAIRFIELD MOUNTAINS

     Lake Lure, NC - Fairfield Mountains has 215 units amid the Blue Ridge Mountains, 45 miles east of Asheville, North Carolina. Lake Lure and Bald Mountain Lake both offer fishing, as well as boating and private beaches. The Bald Mountain and Apple Valley golf courses are open year-round.

     FAIRFIELD OCEAN RIDGE

     Edisto Island, SC - Fairfield Ocean Ridge, located 45 miles from Charleston, South Carolina, has 190 units completed, 8 units under construction, with an additional 30 units planned. Recreational activities at Fairfield Ocean Ridge include golf, tennis courts and outdoor swimming pools.

     FAIRFIELD PAGOSA

     Pagosa Springs, CO - Fairfield Pagosa, located 60 miles from Durango, Colorado, is an 18,000 acre resort with five lakes on the property and is bordered by two-and-a-half million acres of national forest and wilderness. Recreational activities at Fairfield Pagosa include 27 holes of golf, tennis courts and indoor and outdoor pools. The site currently has 228 units completed, 24 units under construction, with an additional 54 units planned.

     FAIRFIELD PLANTATION

     Villa Rica, GA - Fairfield Plantation is a 2,400 acre resort which is located 45 miles west of Atlanta, Georgia. The resort has 80 units. Recreational activities at Fairfield Plantation include an 18 hole golf course, fishing on three lakes, a private beach and three outdoor swimming pools.

     FAIRFIELD SAPPHIRE VALLEY

     Sapphire, NC - Fairfield Sapphire Valley currently has 194 units completed with four units under construction and another four units planned. The resort lies in the foothills of the Blue Ridge Mountains, 60 miles southwest of Asheville, North Carolina. The Pisgah National Forest and Great Smoky Mountains National Park are nearby and offer backpacking and other outdoor activities. Recreational activities at Fairfield Sapphire Valley include golf, fishing, white-water rafting and skiing in the winter months.

     Property Portfolio - Resorts Under Development
     ----------------------------------------------

     During 1999, the Company began sales operations on a start-up basis at its six newest destination resorts. These resorts are in various stages of development and the exact number of vacation ownership units ultimately constructed may differ from the following estimates based on future land planning, zoning and site layout considerations.

       . Sedona, Arizona - This development includes 20 acres and is planned to include 64 units. Construction of the first 16 units was completed in the first quarter of 2000.

       . Durango, Colorado - This development includes 20 acres and is planned to include 104 units. Construction of the first 16 units is anticipated to begin in the third quarter of 2000, with completion scheduled in the second quarter of 2001.

       .  Daytona  Beach,   Florida  -  Development   plans  for  this  19-story
          oceanfront resort includes 124 units. Construction of this resort began in 1999, with completion scheduled in the first quarter of 2001.

       . Las Vegas, Nevada - This development includes seven acres located two blocks from Las Vegas Boulevard, near the MGM Grand Hotel and Casino. The Company plans phased construction of one 13-story and one 17-story building, with an estimated 184 units available at the conclusion of the first phase and 416 units available upon completion. Construction of the first phase began in the first quarter of 2000, with completion of the first phase scheduled in the second quarter of 2001.

       . Gatlinburg, Tennessee - This development includes 15 acres near the Great Smokey Mountains National Park and is planned to include 208 units. Construction of the first 40 units began in 1999, with completion scheduled in the second quarter of 2000. Additionally, the Company has an option to build additional 48 units on five acres of adjoining land.

       . Destin, Florida - During 1999, the Company acquired 726 intervals of existing inventory at two operating vacation ownership properties and also purchased land for the development of an additional 30 units at one of the properties. Additionally, the Company entered into a contract to purchase 68 oceanfront units at a new resort, with completion scheduled in the third quarter of 2000.

Corporate Office Locations
--------------------------

     The Company maintains three corporate office locations. The headquarters and principal executive office is located in Orlando, Florida, and the Company's operations centers are located in Little Rock, Arkansas and Ft. Lauderdale, Florida. The Company's credit and collection functions are located in Las Vegas, Nevada. The Company also leases various office space in locations where it conducts its sales and marketing operations. The Company believes that all of its office space is adequate to meet its needs for the foreseeable future and that, if necessary, it can obtain additional space at a reasonable cost without significant operational disruption.

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

     The marketing and sales of vacation ownership interests and other operations are subject to extensive regulation by the federal government and by the states in which the Company's resorts are located and in which the vacation ownership interests are marketed and sold. The federal government and many states have adopted specific laws and regulations regarding the sale of lots and vacation ownership interests, telemarketing and other aspects of the Company's activities. For example, the federal government and many states require that a "property report" be furnished to purchasers of vacation ownership interests and lots, providing, among other things, detailed information about the particular community, the development and the purchaser's rights and obligations as a vacation ownership interest or lot owner. Similarly, regulations and laws governing the Company's use of telemarketing based marketing programs have grown in the recent past and additional laws and regulations governing these activities may be adopted in the future. The Company believes that it is in substantial compliance with all laws and regulations to which it is currently subject. The cost of complying with laws and regulations in all jurisdictions in which the Company desires to conduct sales may be significant and may impair the cost-effectiveness of the Company's marketing programs. There is no assurance that the Company is in fact in compliance with all applicable laws and regulations, that any applicable law will not be revised, or that other laws or regulations will not be adopted which could increase the Company's costs of compliance or prevent the Company from selling vacation ownership interests or conducting other operations in a jurisdiction.

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

Item 3.   LEGAL PROCEEDINGS
------    -----------------

     The information  required by Item 3 is incorporated  herein by reference to
Note 15 - Contingencies of "Notes to Consolidated Financial Statements" included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1999.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

     There were no matters submitted to a vote of Fairfield's stockholders during the fourth quarter of 1999.

Executive Officers of the Registrant
------------------------------------

     The following is a listing of the executive officers of the Company, none of whom has a family relationship with any director or other executive officers:

          James G. Berk, age 40, was employed with Fairfield on October 1, 1999 as President and Chief Executive Officer. From 1996 to September 1999, Mr. Berk was President and Chief Executive Officer of Hard Rock Cafe International, Inc. and a member of the Executive Committee of the Rank Group Plc., of which Hard Rock was a wholly owned subsidiary. From 1992 to 1996, Mr. Berk was Executive Director for the National Academy of Recording Arts & Sciences Foundation.

          Franz Hanning, age 46, has been with Fairfield since 1982, serving as Executive Vice President and Chief Operating Officer since May 1999; Senior Vice President and Chief Operating Officer, Vacation Ownership Business from 1998 to May 1999; Senior Vice President/Corporate Sales from 1997 to 1998; Regional Vice President from 1991 to 1997 and Vice President/Sales - Fairfield Williamsburg from 1990 to 1991.

          Robert W. Howeth, age 52, has been with Fairfield since 1975, serving as Executive Vice President and Chief Financial Officer since May 1999; Senior Vice President and Chief Financial Officer from 1996 to May 1999; Senior Vice President, Chief Financial Officer and Treasurer from 1994 to 1996; Senior Vice President and Treasurer from 1993 to 1994 and Senior Vice President/Planning and Administration from 1990 to 1993.

          Robert Albertson, age 59, has been with Fairfield since 1996, serving as Senior Vice President, Corporate Marketing since 1997 and Regional Vice President from 1996. Mr. Albertson was a sales and marketing consultant from 1992 to 1996 with the Global Group in Europe and other vacation ownership companies. From 1982 to 1992, Mr. Albertson was employed by Fairfield serving as a Regional Vice President and General Manager.

          Marcel J. Dumeny, age 49, has been with Fairfield since 1987, serving as Executive Vice President and General Counsel since May 1999; Senior Vice President and General Counsel from 1989 to May 1999 and Senior Vice President/Law and Development prior thereto.

          Mark Nuzzo, age 48, has been with Fairfield since 1983, serving as Senior Vice President, Property Management since 1995 and as Vice President of Resort Operations from 1991 to 1995.

          William G. Sell, age 46, has been with Fairfield since 1981, serving as Vice President, Controller and Chief Accounting Officer since 1988.

                                     PART II
                                     -------

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
------    ------------------------------------------------
            STOCKHOLDER MATTERS
            -------------------

     Information required by Item 5 is incorporated herein by reference to Common Stock Prices included in the Registrant's Annual Report to Stockholders
-------------------
for the year ended December 31, 1999.

Item 6.   SELECTED FINANCIAL DATA
------    -----------------------

     Information  required  by Item 6 is  incorporated  herein by  reference  to
Selected   Financial  Data  included  in  the  Registrant's   Annual  Report  to
--------------------------
Stockholders for the year ended December 31, 1999.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     Information required by Item 7 is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------------
Operations  included in the  Registrant's  Annual Report to Stockholders for the
----------
year ended December 31, 1999.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------   ----------------------------------------------------------

     Information required by Item 7A is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------------
Operations  included in the  Registrant's  Annual Report to Stockholders for the
----------
year ended December 31, 1999.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

     Financial statements and supplementary data required by Item 8 are set forth below in Item 14(a), Index to Financial Statements.
                           -----------------------------

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------   -----------------------------------------------------------
          AND FINANCIAL DISCLOSURE
          ------------------------
         None

                                    PART III
                                    --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------
         (a) Identification of Directors
             ---------------------------

                    This   item  is   incorporated   herein  by   reference   to
               Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders.

         (b) Identification of Executive Officers
             ------------------------------------

                    In accordance with  Regulation S-K Item 401(b),  Instruction
               3, the information required by Item 10(b) concerning the Company's executive officers is furnished in a separate item captioned  Executive  Officers of the Registrant in Part I above.
                          -------------------------------------

         (c) Compliance with Section 16(a) of the Exchange Act
             -------------------------------------------------

                    This item is incorporated by reference to Registrant's Proxy
               Statement for its 2000 Annual Meeting of Stockholders.

Item 11.  EXECUTIVE COMPENSATION
-------   ----------------------

     This item is incorporated by reference to Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------   --------------------------------------------------------------

     This item is incorporated by reference to Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

     This item is incorporated by reference to Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders.

                                     PART IV
                                     -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------   ---------------------------------------------------------------
         (a)(1)   Index to Financial Statements:
                  -----------------------------

                           The following  consolidated  financial statements and
                  Report of Ernst & Young LLP, Independent Auditors, included in the Registrant's Annual Report to Stockholders, are incorporated herein by reference:

                    Consolidated Balance Sheets - December 31, 1999 and 1998

                    Consolidated Statements of Earnings - Years Ended December 31, 1999, 1998 and 1997

                    Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1999, 1998 and 1997

                    Consolidated Statements of Cash Flows - Years Ended December 31, 1999, 1998 and 1997

                    Notes to  Consolidated  Financial  Statements - December 31,
                    1999

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

                                 FAIRFIELD COMMUNITIES, INC.

Date:  March 28, 2000              By    /s/ James G. Berk
                                     ----------------------------
                                     James G. Berk, President and
                                        Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on the dates indicated:

Date:  March 28, 2000              By   /s/ Ernest D. Bennett, III*
                                     ----------------------------------------
                                        Ernest D. Bennett, III, Director

Date:  March 28, 2000              By  /s/ Philip L. Herrington*
                                     ----------------------------------------
                                        Philip L. Herrington, Director

Date:  March 28, 2000              By  /s/ Gerald Johnston*
                                     ----------------------------------------
                                        Gerald Johnston, Director


Date:  March 28, 2000              By  /s/ Bryan D. Langton*
                                     ----------------------------------------
                                        Bryan D. Langton, Director


Date:  March 28, 2000              By  /s/ Charles D. Morgan*
                                     ----------------------------------------
                                        Charles D. Morgan, Director


Date:  March 28, 2000              By  /s/ William C. Scott*
                                     ----------------------------------------
                                        William C. Scott, Director

Date:  March 28, 2000              By  /s/ James G. Berk
                                     ----------------------------------------
                                       James G. Berk, Director, President
                                         and Chief Executive Officer

Date:  March 28, 2000              By  /s/ Robert W. Howeth
                                     ----------------------------------------
                                     Robert W. Howeth, Executive Vice President
                                           and Chief Financial  Officer

Date:  March 28, 2000              By  /s/ William G. Sell
                                     ----------------------------------------
                                     William G. Sell, Vice President/Controller
                                           (Chief Accounting Officer)

Date:  March 28, 2000             *By  /s/ James G. Berk
                                     -----------------------------------------
                                         James G. Berk, Attorney-in-Fact

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

4.5 Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

10.1 Rights Agreement, dated September 1, 1992, between Registrant and Society National Bank, as Rights Agent (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

10.2           Amendment  to  Rights   Agreement,   dated   September  20,  1994
               (previously filed with the Registrant's Form 8-A/A dated November 1, 1994 and incorporated herein by reference)

Exhibit
Number
------
10.3 Appointment and Acceptance Agreement, dated March 3, 1994, between the Registrant and FNBB appointing FNBB as successor Rights Agent (previously filed with the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1993 and incorporated herein by reference)

10.4 Sixth Amended and Restated Title Clearing Agreement by and among the Registrant, FAC, Lawyers Title Insurance Corporation, FNBB, First Commercial Trust Company, N.A., and Capital Markets Assurance Corporation, dated July 31, 1996 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.5 Fourth Amended and Restated Title Clearing Agreement by and among the Registrant, FAC, Colorado Land Title Company, FNBB, First Commercial Trust Company, N.A., and Capital Markets Assurance Corporation, dated July 31, 1996 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.6 Westwinds Third Amended and Restated Title Clearing Agreement by and among the Registrant, FMB, FAC, Lawyers Title Insurance Corporation, FNBB, and Resort Funding, Inc., dated November 15, 1992 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

10.7 First Amendment to Westwinds Third Amended and Restated Title Clearing Agreement, dated September 29, 1993 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.8 Second Amendment to Westwinds Third Amended and Restated Title Clearing Agreement, dated March 28, 1995 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.9 Third Amendment to Westwinds Third Amended and Restated Title Clearing Agreement, dated July 31, 1996 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.10 Letter Agreement on Certain Contracts, Forms of Colorado Contracts, Environmental Disclosure Schedule and Pool Limit Excess, dated as of September 8, 1997 between Capital Markets Assurance Corporation, as Collateral Agent, Triple-A One Funding Corporation, BankBoston, N.A. as L/C Bank, FCC, FAC, FMB and Registrant (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference)

Exhibit
Number
------

10.11 Amended and Restated Receivables Purchase Agreement with an effective restatement date of October 2, 1996, among the
               Registrant, FAC, FMB and FCC (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference)

10.12 Amended and Restated Nashville Title Clearing Agreement by and among the Registrant, FAC, Lawyers Title Insurance Corporation, FNBB, and Capital Markets Assurance Corporation, dated July 31, 1996 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.13 Amended and Restated Seawatch Plantation Title Clearing Agreement by and among the Registrant, FMB, FAC, Lawyers Title Insurance Corporation, FNBB, and Capital Markets Assurance Corporation, dated July 31, 1996 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.14 Third Amended and Restated Supplementary Trust Agreement (Arizona) by and among the Registrant, FAC, First American Title Insurance Company, FNBB, and Capital Markets Assurance Corporation, dated March 28, 1995 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.15 First Amendment to Third Amended and Restated Supplementary Trust Agreement (Arizona), dated July 31, 1996 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.16 Protected Interest Rate Agreement, dated September 4, 1997, between BankBoston, N.A., and FCC (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference)

10.17 Agreement and Plan of Merger, dated August 8, 1997, among the Company, FCVB Corp., and Vacation Break U.S.A., Inc. (previously filed as Exhibit 2.1 to the Registrant's Form S-4, SEC File No. 333-39615, and incorporated herein by reference)

10.18 Joint Proxy Statement/Prospectus, dated November 10, 1997 (previously filed by the Registrant on November 10, 1997, pursuant to Rule 424(b) under the Securities Act, and specified sections of which are incorporated herein by reference)

10.19 Principal Stockholders Agreement among the Registrant, FCVB Corp., Ralph P. Muller, R & A Partnership, Ltd. and Kevin Sheehan, dated August 8, 1997 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

Exhibit
Number
------

10.20 Escrow Agreement among the Registrant, Ralph P. Muller, R & A Partnership, Ltd., Kevin Sheehan and Mercantile Bank of Arkansas, as Escrow Agent, dated August 8, 1997 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.21 Amended and Restated Revolving Credit Agreement between Fairfield Communities, Inc. and BankBoston, N.A., dated January 15, 1998 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.22 First Amendment to Amended and Restated Revolving Credit Agreement between Fairfield Communities, Inc. and BankBoston, N.A., dated July 13, 1998. (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference)

10.23 Second Amendment to Amended and Restated Revolving Credit Agreement between Fairfield Communities, Inc. and BankBoston, N.A., dated October 20, 1998 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference)

10.24 Third Amendment to Amended and Restated Revolving Credit Agreement between Fairfield Communities, Inc. and BankBoston, N.A. dated June 30, 1999 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference)

10.25 Fourth Amendment to Amended and Restated Revolving Credit Agreement, dated August 10, 1999 between Fairfield Communities, Inc. and BankBoston, N.A. (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference)

10.26 Fifth Amendment to Amended and Restated Revolving Credit Agreement, dated October 4, 1999 between Fairfield Communities, Inc. and BankBoston, N.A. (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference)

10.27 Amended and Restated Revolving Credit Agreement between Fairfield Acceptance Corporation and BankBoston, N.A., dated January 15, 1998 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.28 First Amendment to Amended and Restated Revolving Credit Agreement between Fairfield Acceptance Corporation and BankBoston, N.A., dated July 13, 1998 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference)

Exhibit
Number
-----

10.29 Second Amendment to Amended and Restated Revolving Credit Agreement between Fairfield Acceptance Corporation - Nevada and BankBoston, N.A., dated October 20, 1998 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference)

10.30 Third Amendment to Amended and Restated Revolving Credit Agreement and First Amendment to Amended and Restated Unconditional Payment and Performance Guaranty between Fairfield Acceptance Corporation - Nevada, BankBoston, N.A., and First Massachusetts Bank, N.A., dated February 8, 1999 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.31 Fourth Amendment to Amended and Restated Revolving Credit Agreement, dated October 4, 1999 between Fairfield Acceptance Corporation-Nevada and BankBoston, N.A. (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

10.32 Pledge and Servicing Agreement between Fairfield Funding Corporation, II, Fairfield Acceptance Corporation-Nevada, Fairfield Communities, Inc., First Security Bank, N.A. and BankBoston, N.A., dated July 31, 1998 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference)

10.33 Receivables Purchase Agreement between Fairfield Acceptance Corporation, Fairfield Communities, Inc. and Fairfield Receivables Corporation, dated January 15, 1998 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.34 Credit Agreement among Fairfield Receivables Corporation, EagleFunding Capital Corporation, Fairfield Acceptance Corporation, Fairfield Communities, Inc., BankBoston Securities, Inc. and BankBoston, N.A., dated January 15, 1998 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.35 Amendment No. 1 to Credit Agreement among Fairfield Receivables Corporation, EagleFunding Capital Corporation, Fairfield Acceptance Corporation - Nevada, Fairfield Communities, Inc., BankBoston Securities, Inc. and BankBoston, N.A. dated February 2, 1999 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference).

10.36 Amendment No. 2 to Credit Agreement among Fairfield Receivables Corporation, EagleFunding Capital Corporation, Fairfield Acceptance Corporation - Nevada, Fairfield Communities, Inc., BancBoston Robertson Stephens Inc., CIBC World Markets Corp. and BankBoston, N.A. dated June 9, 1999 (previously filed with the Registrant's Quarterly Report on form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

Exhibit
Number
------

10.37 Receivables Purchase Agreement between Fairfield Funding Corporation, II, Fairfield Acceptance Corporation - Nevada and Fairfield Communities, Inc., dated July 31, 1998 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference)

10.38 Fourth Amended and Restated Operating Agreement, dated January 15, 1998, by and between Fairfield Communities, Inc., Fairfield Myrtle Beach, Inc., Sea Gardens Beach and Tennis Resort, Inc., Vacation Break Resorts, Inc., Vacation Break Resort at Star Island, Inc., Palm Vacation Group, Ocean Ranch Vacation Group and Fairfield Acceptance Corporation (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.39 Fifth Amended and Restated Operating Agreement, dated July 14, 1998, by and between Fairfield Communities, Inc., Fairfield Myrtle Beach, Inc., Sea Gardens Beach and Tennis Resort, Inc., Vacation Break Resorts, Inc., Vacation Break Resort at Star Island, Inc., Palm Vacation Group, Ocean Ranch Vacation Group and Fairfield Acceptance Corporation - Nevada (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference)

10.40 Instrument of Accession among Fairfield Acceptance Corporation - Nevada, BankBoston, N.A., a national banking association and the other lending institutions that are or may become a party to the Credit Agreement, and BankBoston, N.A. as agent, dated April 30, 1999 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference).


                            COMPENSATORY PLANS OR ARRANGEMENTS

10.41 Form of Warrant Agreement between the Registrant and directors of the Registrant (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and
               incorporated    herein   by   reference)

10.42 Registrant's Savings/Profit Sharing Plan, effective July 1, 1994 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

10.43 Amendment Number One to Registrant's Savings/Profit Sharing Plan, effective January 1, 1995 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.44 Amendment Number Two to Registrant's Savings/Profit Sharing Plan, effective January 1, 1996 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

Exhibit
Number
------

10.45 Amendment Number Three to Registrant's Savings/Profit Sharing Plan, effective September 20, 1996 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.46 Amendment Number Four to Registrant's Savings/Profit Sharing Plan, effective January 1, 1997 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.47 Amendment Number Five to Registrant's Savings/Profit Sharing Plan, effective January 1, 1998 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

10.48 Amendment Number Six to Registrant's Savings/Profit Sharing Plan, effective January 1, 1998 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

10.49 Employment Agreement, dated September 20, 1991, by and between the Registrant and Mr. John W. McConnell (previously filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference)

10.50 Amendment Number Two to Employment Agreement, dated September 24, 1999, by and between the Registrant and John W. McConnell (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

10.51 Employment Agreement, dated September 20, 1991, by and between the Registrant and Mr. Marcel J. Dumeny (previously filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference)

10.52 Form of Amendment No. One to Employment Agreements between Registrant and certain officers (previously filed with Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

10.53 Form of Warrant Agreement between Registrant and certain officers and executives of the Registrant (previously filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference)

10.54 Registrant's Third Amended and Restated 1992 Warrant Plan (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.55 Form of Indemnification Agreement between the Registrant and certain officers and directors of the Registrant (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

Exhibit
Number
------

10.56 Form of Severance Agreement between the Registrant and certain officers of the Registrant (previously filed with Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1993 and incorporated herein by reference)

10.57 Registrant's Excess Benefit Plan, adopted February 1, 1994 (previously filed with the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1993 and incorporated herein by reference)

10.58 First Amendment to Excess Benefit Plan, adopted May 11, 1995 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference)

10.59 Registrant's Key Employee Retirement Plan, adopted January 1, 1994 (previously filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference)

10.60 First Amendment to Key Employee Retirement Plan, adopted May 11, 1995 (previously filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference)

10.61 Registrant's Employee Stock Purchase Plan (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.62 Registrant's Second Amended and Restated 1997 Stock Option Plan (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.63 Registrant's Third Amended and Restated 1997 Stock Option Plan (previously filed with the Registrant's Current Report on Form S-8 dated August 31, 1998 and incorporated herein by reference)

10.64 Vacation Break U.S.A., Inc. 1995 Stock Option Plan, as amended (previously filed as Exhibit 4.5 to the Registrant's Form S-8, SEC File No. 333-42901, and incorporated herein by reference)

10.65 Employment Agreement, dated October 23, 1998, by and between the Registrant and Mr. Franz Hanning (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference)

10.66 Employment Agreement, executed on August 31, 1999, by and between the Registrant and James G. Berk (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

10.67          Restricted  Stock  Agreement  between the Registrant and James G.
               Berk, entered into on October 1, 1999 (attached)

10.68 Promissory Note and Security Agreement between the Registrant and Franz S. Hanning, entered into on November 12, 1999 (attached)

Exhibit
Number
------

13 Portions of Registrant's Annual Report to Stockholders for the year ended December 31, 1999 which are incorporated herein by reference: Common Stock Prices; Selected Financial Data; Management's Discussion and Analysis of Financial Condition and Results of Operations; Report of Ernst & Young LLP, Independent Auditors; Consolidated Balance Sheets; Consolidated Statements of Earnings; Consolidated Statements of Stockholders' Equity; Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements (attached)

21             Subsidiaries of the Registrant (attached)

23.1           Consent of Ernst & Young LLP, Independent Auditors (attached)

24             Powers of Attorney (attached)

27             Financial Data Schedule, December 31, 1999 (attached)