Form 10-Q
period 2000-03-31
FAIRFIELD COMMUNITIES INC
filed 2000-05-12
CIK 276189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

   (Mark One)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarter ended March 31, 2000

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
     The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of April 28, 2000 totaled 41,078,539.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                          Page
                                                                           No.
                                                                          ----
PART 1. - FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of March 31, 2000
             (unaudited) and December 31, 1999                              3

            Consolidated Statements of Earnings for the Three Months
             Ended March 31, 2000 and 1999 (unaudited)                      4

            Consolidated Statements of Cash Flows for the Three
             Months Ended March 31, 2000 and 1999 (unaudited)               5

            Notes to Consolidated Financial Statements (unaudited)          6

   Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     12

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk     15

PART II. -  OTHER INFORMATION

   Item 1.  Legal Proceedings                                              16

   Item 6.  Exhibits and Reports on Form 8-K                               16

SIGNATURES                                                                 17

PART I - FINANCIAL INFORMATION
------   ---------------------
ITEM I - FINANCIAL STATEMENTS
------   --------------------

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)

                                                 March 31,         December 31,
                                                   2000                1999
                                                   ----                ----
                                                (Unaudited)
ASSETS

  Cash and cash equivalents                      $  8,179            $ 17,716
  Receivables, net                                231,454             234,061
  Real estate inventories                         131,614             133,874
  Investments in and net amounts due
   from qualifying special purpose entities        45,046              39,385
  Property and equipment, net                      42,995              41,578
  Restricted cash                                  10,531               8,624
  Other assets                                     27,289              23,398
                                                 --------            --------
                                                 $497,108            $498,636
                                                 ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Financing arrangements                       $ 60,304            $ 53,537
    Deferred revenue                               23,138              23,011
    Accrued income taxes                           38,053              38,300
    Accounts payable                               35,302              38,251
    Other liabilities                              62,321              62,582
                                                 --------            --------
                                                  219,118             215,681
                                                 --------            --------

  Stockholders' Equity:
    Common stock, $.01 par value, 100,000,000
     shares authorized, 50,870,125 and
     50,849,153 shares issued as of
     March 31, 2000 and December 31, 1999,
     respectively                                     509                 509
    Paid-in capital                               124,568             124,120
    Retained earnings                             192,290             179,576
    Unamortized value of restricted stock            (242)               (259)
    Treasury stock, at cost, 8,376,486 and
     6,245,723 shares as of March 31, 2000
     and December 31, 1999, respectively          (39,135)            (20,991)
                                                 --------            --------
                                                  277,990             282,955
                                                 --------            --------
                                                 $497,108            $498,636
                                                 ========            ========






See notes to consolidated financial statements.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                      Three Months Ended
                                                           March 31,
                                                     ---------------------
                                                      2000           1999
                                                      ----           ----
REVENUES
  Vacation ownership interests, net                 $ 88,883        $72,758
  Resort management                                   13,282         11,516
  Interest                                             7,076          6,924
  Net interest income and fees from qualifying
   special purpose entities                            6,047          4,434
  Other                                                5,687          3,433
                                                    --------        -------
                                                     120,975         99,065
                                                    --------        -------
EXPENSES
 Vacation ownership interests -
  cost of sales                                       23,912         19,447
 Sales and marketing                                  44,208         35,455
 Provision for loan losses                             4,084          3,622
 Resort management                                    10,809          9,304
 General and administrative                            9,848          7,866
 Interest, net                                         1,023          1,612
 Depreciation and amortization                         2,220          2,007
 Other                                                 4,365          3,951
                                                    --------        -------
                                                     100,469         83,264
                                                    --------        -------

Earnings before provision for income taxes            20,506         15,801
Provision for income taxes                             7,792          5,867
                                                    --------        -------
Net earnings                                        $ 12,714        $ 9,934
                                                    ========        =======

Basic earnings per share                               $0.29          $0.23
                                                       =====          =====
Diluted earnings per share                             $0.28          $0.22
                                                       =====          =====

WEIGHTED AVERAGE SHARES OUTSTANDING
 Basic                                                44,037         43,879
                                                      ======         ======
 Diluted                                              45,318         45,275
                                                      ======         ======


See notes to consolidated financial statements.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                       Three Months Ended
                                                           March 31,
                                                     ----------------------
                                                      2000           1999
                                                      ----           ----
OPERATING ACTIVITIES
  Net earnings                                     $ 12,714       $  9,934
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization                     2,220          2,007
    Provision for loan losses                         4,084          3,622
    Net interest income and fees from
     qualifying special purpose entitites            (6,047)        (4,434)
    Tax benefit from employee stock benefit plans        24            355
    Changes in operating assets and liabilities:
      Real estate inventories                         2,260           (632)
      Net investment activities of qualifying
       special purpose entities                       8,340          5,715
      Deferred revenue                                  127         (1,043)
      Accrued income taxes                             (198)        (3,165)
      Accounts payable                               (2,998)        (9,551)
      Other                                          (4,135)        (1,935)
                                                   --------        -------
 Net cash provided by operating activities           16,391            873
                                                   --------        -------

 INVESTING ACTIVITIES
   Purchases of property and equipment, net          (3,637)        (1,746)
   Principal collections on receivables              34,157         21,352
   Originations of receivables                      (82,999)       (49,557)
   Sales of receivables to qualifying
    special purpose entities                         39,411         23,473
                                                   --------       --------
 Net cash used in investing activities              (13,068)        (6,478)
                                                   --------       --------
 FINANCING ACTIVITIES
  Proceeds from financing arrangements               48,949         47,407
  Repayments of financing arrangements              (42,182)       (44,209)
  Activity related to employee stock benefit plans      425            669
  Net (increase) decrease in restricted cash         (1,907)           896
  Acquisition of treasury stock                     (18,145)           -
                                                   --------       --------
  Net cash (used in) provided by
   financing activities                             (12,860)         4,763
                                                   --------       --------
  Net decrease in cash and cash equivalents          (9,537)          (842)
  Cash and cash equivalents, beginning of period     17,716          5,017
                                                   --------       --------
  Cash and cash equivalents, end of period         $  8,179       $  4,175
                                                   ========       ========

  SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid, net of amounts capitalized      $    657       $  1,408
                                                   ========       ========
    Income taxes paid                              $  8,000       $  8,676
                                                   ========       ========
    Capitalized interest                           $    330       $    669
                                                   ========       ========



See notes to consolidated financial statements.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
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

     The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial information is unaudited, but reflects all adjustments consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the results of operations for such interim periods. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999.

     Basis of Presentation
     ---------------------

     The consolidated financial statements include the accounts of Fairfield and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the current year presentation.

     Investments in and Net Amounts Due From Qualifying Special Purpose Entities
     ---------------------------------------------------------------------------

     Fairfield Receivables Corporation ("FRC") and Fairfield Funding Corporation, II ("FFC II" and together with FRC, the "QSPEs") were incorporated in 1998 as wholly owned, qualifying special purpose subsidiaries of Fairfield Acceptance Corporation - Nevada ("FAC - Nevada"), for the specific purpose of purchasing contracts receivable from the Company. Statement of Financial
Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", as amended, requires that qualifying special purpose entities, which engage in qualified purchases of financial assets with affiliated companies, be accounted for on an unconsolidated basis.

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

     The Company's cumulative residual interest in the contracts receivable sold to the QSPEs are classified as "Investments in and net amounts due from qualifying special purpose entities" in the Consolidated Balance Sheets, with income from the residual interests reflected as "Net interest income and fees from qualifying special purpose entities" in the Consolidated Statements of Earnings.

NOTE 2 - RECEIVABLES, NET
------   ----------------

         Receivables consist of the following (In thousands):

                                                March 31,       December 31,
                                                  2000              1999
                                                  ----              ----
        Contracts                               $224,566          $225,111
        Mortgages and other                       21,573            24,892
                                                --------          --------
                                                 246,139           250,003
        Less allowance for loan losses           (14,685)          (15,942)
                                                --------          --------
        Receivables, net                        $231,454          $234,061
                                                ========          ========

        During the three months ended March 31, 2000 and 1999, the Company sold $47.4 million and $28.2 million, respectively, of contracts receivable to the QSPEs. In conjunction with these sales, the Company received non-cash consideration, primarily in the form of a subordinated note receivable, of $8.0 million and $4.7 million during the three months ended March 31, 2000 and 1999, respectively. At March 31, 2000 and December 31, 1999, the QSPEs held contracts receivable totaling $243.3 million and $225.9 million, respectively, with related borrowings of $200.6 million and $187.6 million, respectively.

         Except for the repurchase of contracts that fail to meet initial eligibility requirements, the Company is not obligated to repurchase defaulted or any other contracts sold to the QSPEs. It is anticipated, however, that the Company will repurchase defaulted contracts to facilitate the remarketing of the underlying collateral. The Company maintains an allowance for loan losses in connection with its option to repurchase the defaulted contracts and, at March 31, 2000 and December 31, 1999, this allowance totaled $14.6 million and $14.5 million, respectively, and was classified in "Investments in and net amounts due from qualifying special purpose entities" in the Consolidated Balance Sheets.


NOTE 3 - REAL ESTATE INVENTORIES
------   -----------------------

         Real estate inventories are summarized as follows (In thousands):

                                               March 31,        December 31,
                                                 2000               1999
                                                 ----               ----
        Land and improvements                 $ 35,741           $ 35,581
        Residential housing:
          Vacation ownership                    90,331             93,207
          Homes                                  5,542              5,086
                                              --------           --------
                                                95,873             98,293
                                              --------           --------
                                              $131,614           $133,874
                                              ========           ========


NOTE 4 - FINANCING ARRANGEMENTS
------   ----------------------

     Financing arrangements are summarized as follows (In thousands):

                                             March 31,         December 31,
                                                2000               1999
                                                ----               ----
    Revolving credit agreements               $19,018            $ 9,300
    Notes payable collateralized
     by contracts receivable                   27,496             30,338
    Notes payable - other                      13,790             13,899
                                              -------            -------
                                              $60,304            $53,537
                                              =======            =======

     At March 31, 2000, the Company's Amended and Restated Revolving Credit Agreements (the "Credit Agreements") provided borrowing availability of up to $100.0 million (including up to $17.0 million for letters of credit, of which $10.1 million was outstanding at March 31, 2000) and mature in October 2001. Borrowings under the Credit Agreements bear interest at variable rates ranging from the base rate minus .25% to the base rate minus .75% (weighted average stated interest rate of 8.0% at March 31, 2000). At March 31, borrowing availability Credit Agreements totale $70.8 million.

     At March 31, 2000, borrowings collateralized by contracts receivable had a weighted average maturity of approximately 32 months, which represents the approximate remaining weighted average life of the underlying contracts receivable. The weighted average stated interest rate on the borrowings was 5.94% at March 31, 2000. At March 31, 2000, contracts receivable totaling $34.4 million collateralized the borrowings. There are no additional fundings available under this financing arrangement.

     At March 31, 2000, notes payable - other consisted primarily of (i) a $5.0 million borrowing secured by the Company's corporate office building in Little Rock, Arkansas which matures in December 2003 and bears interest at a fixed rate of 6.9% and (ii) a $7.9 million note payable related to the Company's 10% Senior Subordinated Secured Notes (see Note 9).

NOTE 5 - EARNINGS PER SHARE
------   ------------------

     The following table sets forth the computation of basic and diluted earnings per share ("EPS") (In thousands, except per share data):

                                                  Three Months Ended
                                                      March  31,
                                                 --------------------
                                                   2000         1999
                                                   ----         ----
Numerator:
  Net earnings - numerator for
   basic and diluted EPS                        $ 12,714       $ 9,934
                                                ========       =======

Denominator:
  Denominator for basic EPS -
   weighted average shares                        44,037        43,879
  Effect of dilutive securities:
    Options and warrants                             953         1,021
    Common stock held in escrow                      303           375
    Restricted common stock                           25           -
                                                --------       -------
  Dilutive potential common shares                 1,281         1,396
                                                --------       -------
  Denominator for diluted EPS -
   adjusted weighted average
   shares and assumed conversions                 45,318        45,275
                                                  ======        ======

Basic earnings per share                           $0.29         $0.23
                                                   =====         =====
Diluted earnings per share                         $0.28         $0.22
                                                   =====         =====

NOTE 6 - SEGMENT DISCLOSURES
------   -------------------

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

     Segment revenues totaled $105.7 million and $86.0 million for the three months ended March 31, 2000 and 1999. A reconciliation of segment operating profit to consolidated earnings before income taxes is as follows:

                                                    Three Months Ended
                                                         March 31,
                                                   ---------------------
                                                    2000           1999
                                                    ----           ----
Total segment operating profit                    $28,271        $23,286
Other operating loss                               (7,765)        (7,485)
                                                  -------        -------
Consolidated earnings before income taxes         $20,506        $15,801
                                                  =======        =======

     Other  operating  loss  includes   primarily  general  and   administrative
expenses, which are not allocated on a segment basis.

NOTE 7 - SUPPLEMENTAL INFORMATION
------   ------------------------

     On January 23, 2000, the Company entered into a letter of intent with Carnival Corporation ("Carnival") for a proposed business combination of the Company and Carnival by a merger of the Company and a subsidiary of Carnival. On February 25, 2000, the Company and Carnival announced their mutual decision to terminate the strategic merger of the companies without any liability by the Company to Carnival. The Company incurred legal, accounting and various other costs in anticipation of and preparation for the proposed merger. These costs, totaling approximately $0.3 million, were charged to "General and Administrative" expenses in the first quarter of 2000.

     Included in other assets at March 31, 2000 and December 31, 1999 are (i) costs in excess of net assets acquired of $4.1 million and $4.5 million, respectively, (ii) prepaid assets of $5.5 million and $5.4 million, respectively, and (iii) unamortized capitalized financing costs totaling $2.5 million and $2.8 million, respectively.

     Included in other  liabilities  at March 31, 2000 and December 31, 1999 are
(i) accruals totaling $13.7 million and $17.2 million, respectively, related to the Company's employee compensation programs and related benefits, (ii) accruals totaling $10.9 million and $11.1 million, respectively, for the fulfillment costs associated with the Company's Discovery Vacations program, and (iii) deposits associated with sales contracts totaling $9.2 million and $7.7 million, respectively.

     Other revenues for the three months ended March 31, 2000 and 1999 include home sales revenue totaling $2.7 million and $2.1 million, respectively, and lot sales revenue totaling $1.1 million and $0.6 million, respectively. Other expenses for the three months ended March 31, 2000 and 1999 include costs of home sales, including selling expenses, of $2.4 million and $1.9 million, respectively, and accrued subsidies for certain property owners' associations totaling $0.6 million and $1.2 million, respectively.

NOTE 8 - STOCKHOLDERS' EQUITY
------   --------------------

     On March 2, 2000, Fairfield's Board of Directors authorized the repurchase of up to $60.0 million of Common Stock in open market or privately negotiated transactions. As of April 28, 2000, Fairfield had repurchased $29.7 million of its Common Stock utilizing availability under its revolving credit agreements. The repurchased shares, totaling 3.6 million, were accounted for as treasury shares and will be used to meet the Company's obligations under its employee stock-based plans or for other corporate purposes. Additional repurchases may occur from time to time and are subject to prevailing market conditions and other considerations.

NOTE 9 - CONTINGENCIES
------   -------------

     During 1993, two lawsuits, the Storm and the Daleske cases (the "Recreation Fee Litigation") were filed against Fairfield in the District Court of Archuleta County, Colorado. The Recreation Fee Litigation, which seeks certification as class actions, alleges that Fairfield wrongfully imposed an annual recreation fee on owners in Fairfield's Pagosa, Colorado development. The Recreation Fee Litigation seeks, among other things, refund, with interest, of recreation fees collected by Fairfield (estimated to total in excess of $800,000), damages, punitive damages and attorneys' fees. Two additional related lawsuits were subsequently filed in the Archuleta County District Court: the Fiedler case, filed in October 1994, concerns two lots, while the Lobdell case, filed in November 1994, is a purported class action. By orders dated June 19, 1998, the Colorado District Court generally denied plaintiffs' motions for summary judgments and granted Fairfield's motions for summary judgments in all of the cases. Fairfield has filed motions seeking payment of past due recreation fees, plus interest and attorneys' fees and expenses.

     In 1993, Charlotte T. Curry, who purchased a lot from Fairfield under an installment sale contract subsequently sold to First Federal Savings and Loan Association of Charlotte ("First Federal"), previously a wholly-owned subsidiary of Fairfield, filed suit against First Federal, initially alleging breach of contract, breach of fiduciary duty and unfair trade practices. The litigation contested Fairfield's method of calculating refunds for lot purchasers whose installment sale contracts were cancelled due to their defaults. The Curry lawsuit sought damages, punitive damages, treble damages under North Carolina law for unfair trade practices, prejudgment interest and attorneys' fees and costs. By order dated July 6, 1994, the court dismissed most claims, primarily based on statutes of limitations, except for the claim asserting unfair trade practices. By order filed September 15, 1995, the court denied plaintiff's motion for class certification, which decision was upheld by the North Carolina Court of Appeals, with the Supreme Court of North Carolina declining to grant discretionary review. In April 1998, Ms. Curry dismissed the lawsuit. On January 7, 1998, the plaintiff's attorneys filed another lawsuit (the Scarvey lawsuit), currently pending in

Superior Court in Mecklenburg County, North Carolina, as a purported class action, against First Federal, alleging matters similar to the original complaint in the Curry case and seeking similar damages. The Scarvey case seeks to relitigate the North Carolina courts' refusal to certify the Curry case as a class action and asserts that the Curry case tolled the statute of limitations for Ms. Scarvey's claims, which are alleged to post-date Ms. Curry's claims. The court, by order and opinion dated February 23, 2000, determined that the Scarvey claims are collaterally estopped from proceeding on a class action basis and that Ms. Scarvey's claims are barred by the applicable statutes of limitations. Ms. Scarvey filed a motion seeking reconsideration of the court's February 23, 2000 decision, which was denied, and has filed a notice of appeal from the court's decision. Under the Stock Purchase Agreement for the sale of First Federal, Fairfield agreed to indemnify the buyer against any liability in the Curry litigation. Fairfield does not believe that it is obligated under the Stock Purchase Agreement to indemnify the buyer of First Federal for the Scarvey litigation, but the buyer has filed a third party action against Fairfield contesting Fairfield's interpretation of the Stock Purchase Agreement and asserting other common law and statutory grounds for indemnification.

     During 1997, the Company's 10% Senior Subordinated Secured Notes (the "FCI Notes"), having a principal amount of $15.1 million, matured. In settlement of the FCI Notes, the Company transferred $7.9 million in cash (the "$7.9 Million Payment") and the assets collateralizing the FCI Notes, with an appraised market value of $7.2 million (the "Real Estate Collateral"), to IBJ Schroder Bank & Trust Company, as indenture trustee for the FCI Notes. The indenture trustee filed suit in the United States District Court for the Southern District of New York (the "District Court"), contesting the Company's method of satisfying this obligation and claiming a default under the indenture securing the FCI Notes. This action alternatively (a) disputed the Company's right to transfer the Real Estate Collateral in satisfaction of the FCI Notes, seeking instead a cash payment of $7.2 million, plus interest and the fees and expenses of the action, in addition to the $7.9 Million Payment, or (b) disputed the $7.9 Million Payment, seeking instead the issuance of 1,764,706 shares of Fairfield's Common Stock (the "Contested Shares"), previously reserved for issuance if a deficiency resulted on the FCI Notes at maturity. Pursuant to the indenture for the FCI Notes, the noteholders are entitled to retain, as a premium, up to $2.0 million from the proceeds of the collateral (the "Collateral") transferred in satisfaction of the FCI Notes (including, if applicable, the Contested Shares) in excess of the amount of principal and accrued interest due at maturity. The indenture trustee on September 24, 1997 filed a motion, which the Company opposed, seeking to require the immediate issuance and sale of the Contested Shares, with the proceeds to be held in escrow, pending the outcome of the litigation (the "Injunction Demand"). The indenture trustee indicates that it has sold the Real Estate Collateral for approximately $4.4 million, although the Company was advised in late October 1999 that one or more of the noteholders participated in such purchase. The District Court on April 24, 1998 entered an order denying the Injunction Demand and granting the Company's motion for summary judgment. The indenture trustee appealed the District Court's order to the Court of Appeals for the Second Circuit (the "Court of Appeals"), which on May 6, 1999 reversed the District Court decision and granted partial summary judgment to the indenture trustee, holding that the Company's method of satisfying the FCI Notes at maturity violated the terms of the indenture, but declining to enter the indenture trustee's Injunction Demand. The Court of Appeals upheld the Company's position that the Contested Shares should not be distributed to the noteholders without limitation, limiting any premium to $2.0 million. The Court of Appeals remanded the case to the District Court for further proceedings to enforce the terms of the indenture, including specifically consideration of whether or not to enter the indenture trustee's Injunction Demand and whether or not the sale of the Real Estate Collateral for $4.4 million by the indenture trustee was commercially reasonable and, if not, how this would bear upon the relief sought by the indenture trustee. The indenture trustee has filed a motion with the District Court, which the Company has opposed, seeking to compel issuance of the Contested Shares and authority to sell a portion of such shares, to permit approximately $12.3 million to be distributed in the interim to the noteholders.

     The indenture is non-recourse to the Company except as to recourse to the Collateral and except for the indenture trustee's fees and expenses, which are fully recourse obligations. The Contested Shares are not included in the number of shares outstanding for earnings per share or other purposes. The Company anticipates that, in the event of an adverse decision on the outstanding issues by the District Court on remand, its maximum exposure in this litigation, in excess of amounts accrued, would not exceed $4.0 million, plus any applicable accrued interest and fees.

     During 1997, a lawsuit was filed against Vacation Break in the Circuit Court for Pinellas County, Florida by Market Response Group & Laser Company, Inc. ("MRG&L") alleging that Vacation Break and others conspired to boycott MRG&L and fix prices for mailings in violation of the Florida Antitrust Act, and in concert with others, engaged in various acts of unfair competition, deceptive trade practices and common law conspiracy. The complaint also alleges that Vacation Break breached its contract with MRG&L, that Vacation Break misappropriated proprietary information from MRG&L and that Vacation Break interfered with, and caused other companies to breach their contracts with MRG&L. While the Company cannot calculate the total amount of damages sought by MRG&L, it appears from the initial complaint, and subsequent submissions by MRG&L's counsel, to be substantially in excess of $50.0 million.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS

     Fairfield Communities, Inc. ("Fairfield," and together with its consolidated subsidiaries, the "Company") currently owns and/or operates 33 resorts located in 12 states and the Bahamas. Of these resorts, which are in various stages of development, 23 are located in destination areas with popular vacation attractions and 10 are located in scenic regional locations. During the second quarter of 1999, the Company began sales operations on a start-up basis at its six newest destination resorts to be developed in Sedona, Arizona; Durango, Colorado; Daytona Beach, Florida; Destin, Florida; Las Vegas, Nevada; and Gatlinburg, Tennessee.

     The following table sets forth certain consolidated operating information for the three months ended March 31, 2000 and 1999, respectively.

                                            Three Months Ended
                                                March 31,
                                           ---------------------
                                            2000           1999
                                            ----           ----
     As a percentage of total revenues:
       Vacation ownership interests, net    73.5%          73.4%
       Resort management                    11.0           11.6
       Interest income                       5.8            7.0
       Net interest income and fees
        from qualifying special purpose
        entities                             5.0            4.5
       Other revenue                         4.7            3.5
                                           -----          -----
                                           100.0%         100.0%
                                           =====          =====

     As a percentage of related revenues:
       Cost of sales - vacation
        ownership interests                 26.9%          26.7%
       Resort management                    81.4%          80.8%
       Sales and marketing                  49.1%          48.3%
       Provision for loan losses             4.5%           4.9%

     As a percentage of total revenues:
       General and administrative            8.1%           7.9%
       Depreciation and amortization         1.8%           2.0%
       Other expense                         3.6%           3.9%

     Vacation Ownership
     ------------------

     Gross revenues from vacation ownership interests ("VOIs") increased 23.4% to $89.0 million for the three months ended March 31, 2000 as compared to $72.1 million for the three months ended March 31, 1999. Gross VOI revenues at the Company's destination resorts continue to be the largest dollar contributor to total VOI sales, accounting for 76.3% and 81.2% of total VOI revenues for the three months ended March 31, 2000 and 1999, respectively. Management anticipates that these revenue growth trends will continue throughout 2000 due to the addition of the destination resorts noted above.

     Net VOI revenues increased 22.1% to $88.9 million for the three months ended March 31, 2000 from $72.8 million for the three months ended March 31, 1999. Net VOI revenue growth trends were affected by the same factors that impacted gross VOI revenue growth trends as well as net revenue deferral of $0.1 million during the three months ended March 31, 2000, related to the percentage of completion method of accounting, as compared to net revenue recognition of $0.6 million during the three months ended March 31, 1999. Under the percentage of completion method of accounting, the portion of revenues attributable to costs incurred as compared to total estimated acquisition, construction and selling expenses, is recognized in the period of sale. The remaining revenue is deferred and recognized as the remaining costs are incurred. The Company is currently in the development stage at certain of its projects. Therefore, VOI sales at these projects will generate deferred revenue as the Company completes sales at a more rapid pace than the completion of related VOI units. At March 31, 2000, the Company had deferred revenue totaling $6.8 million, which will be recognized upon completion of the respective VOI units.

     The  following  table   reconciles  VOI  sales  recorded  to  VOI  revenues
recognized for the respective periods (In thousands):

                                                      Three Months Ended
                                                           March 31,
                                                     --------------------
                                                      2000          1999
                                                      ----          ----
     Vacation ownership interests                   $88,982       $72,148
     Add:  Deferred revenue at beginning of period    6,724         8,225
     Less:  Deferred revenue at end of period        (6,823)       (7,615)
                                                    -------       -------
     Vacation ownership interests, net              $88,883       $72,758
                                                    =======       =======

     Sales and marketing expenses, as a percentage of related net revenues, were 49.1% and 48.3%, for the three months ended March 31, 2000 and 1999, respectively. Exclusive of the Company's six newest destination resorts (all of which began "start-up" operations in the second quarter of 1999), sales and marketing expenses, as a percentage of related net revenues, were 46.8% for the three months ended March 31, 2000. New sales operations typically experience lower operating margins in the start-up phase of operations as the Company develops its property owner base and establishes sales and marketing programs for each new location.

     The provision for loan losses, as a percentage of related net revenues, decreased to 4.5% for the three months ended March 31, 2000 as compared to 4.9% the same period in 1999. The Company provides for losses on contracts receivable by a charge against earnings at the time of sale at a rate based upon the Company's historical cancellation experience, management's estimate of future losses and current economic factors. The allowance for contracts receivable is maintained at a level believed adequate by management based upon periodic analysis of the contracts receivable portfolio.

     Resort Management
     -----------------

     Resort management revenues increased 15.3% to $13.3 million for the three months ended March 31, 2000 from $11.5 million for the three months ended March 31, 1999. This increase is primarily due to the (i) expansion of the Company's resort management services, including the sale of furnishings for VOI units to independent resort operators and property owner associations, (ii) continued growth in the number of units under management and the respective management fees associated with this growth and (iii) increases in rental income.

     Interest
     --------

     For purposes of management's discussion of results of operations, net interest income includes (i) interest earned from the Company's receivable portfolio, (ii) interest expense from the Company's financing arrangements and
(iii) net interest income and fees from the Qualifying Special Purpose Entities ("QSPEs").

     Net interest income for the Company (including its QSPEs) increased 24.7% to $12.1 million for the three months ended March 31, 2000, as compared to $9.7 million for the same period in 1999. This increase is primarily attributable to
(i) an increase in the average balance of outstanding contracts receivable ($450.5 million for the three months ended March 31, 2000 as compared to $370.7 million for the three months ended March 31, 1999) and (ii) a shift in funding sources from the Company's financing arrangements to the credit facilities of the QSPEs, which carry a lower weighted average cost of funds.

     The Company uses interest rate caps, interest rate swaps or similar instruments on a limited basis to manage the interest rate characteristics of certain of its outstanding financing arrangements to obtain a more desirable fixed rate basis and to limit the Company's exposure to rising interest rates. Interest rate differentials paid or received under the terms of these instruments are recognized as adjustments of interest expense related to the designated financing arrangements.

     General and Administrative
     --------------------------

     General and administrative expenses, as a percentage of total revenues, remained basically flat for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Included in general and administrative expenses for the three months ended March 31, 2000 are costs totaling $0.3 million related to the terminated merger with Carnival. The Company anticipates that general and administrative expenses, in absolute dollars, will increase as the Company continues to invest in its management and organizational infrastructure, in addition to its information technology infrastructure, in order to more efficiently manage its anticipated VOI sales growth.

     Other
     -----

     Other revenues for the three months ended March 31, 2000 and 1999 include home sales revenue totaling $2.7 million and $2.2 million, respectively, and lot sales revenue totaling $1.1 million and $0.6 million, respectively. Other expenses for the three months ended March 31, 2000 and 1999 include cost of home sales, including selling expenses, totaling $2.4 million and $2.1 million, respectively, and accrued subsidies for certain property owners' associations totaling $0.6 million and $1.2 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, the Company's cash and cash equivalents totaled $8.2 million, a decrease of $9.5 million from December 31, 1999. Cash provided by operating activities totaled $16.4 million for the three months ended March 31, 2000 compared to cash provided by operating activities of $0.9 million for the three months ended March 31, 1999. The fluctuation in cash provided by operating activities is a result of payments made for construction costs for the Company's Myrtle Beach property during the three months ended March 31, 1999.

     Cash used in investing activities totaled $13.1 million for the three months ended March 31, 2000 compared to cash used in investing activities of $6.5 million for the three months ended March 31, 1999. As a result of increased VOI sales volumes and increasing levels of principal collections occurring at the QSPE level, originations of receivables exceeded principal collections by $48.8 million for the three months ended March 31, 2000, as compared to $28.2 million for the three months ended March 31, 1999. For the three months ended March 31, 2000 and 1999, the Company received $39.4 million and $23.5 million, respectively, in cash from the sale of contracts receivable to the QSPEs.

     Cash used in financing activities totaled $12.9 million for the three months ended March 31, 2000 compared to cash provided by financing activities of $4.8 million for the three months ended March 31, 1999. During the three months ended March 31, 2000, proceeds of financing arrangements exceeded repayments by $6.8 million. During the three months ended March 31, 1999, proceeds of financing arrangements exceeded repayments by $3.2 million.

     On March 2, 2000, Fairfield's Board of Directors authorized the repurchase of up to $60.0 million of Common Stock in open market or privately negotiated transactions. As of April 28, 2000, Fairfield had repurchased $29.7 million of its Common Stock utilizing availability under its revolving credit agreements. The repurchased shares, totaling 3.6 million, were accounted for as treasury shares and will be used to meet the Company's obligations under its employee stock-based plans or for other corporate purposes. Additional repurchases may occur from time to time and are subject to prevailing market conditions and other considerations.

     The Company intends to continue its growth-oriented strategy and, accordingly, may from time to time acquire additional vacation ownership resorts, additional land upon which vacation ownership resorts may be expanded or developed and companies operating resorts or having vacation ownership assets, management, or sales and marketing expertise commensurate with the Company's operations in the vacation ownership industry. The Company is currently evaluating the acquisition of certain additional land parcels for the expansion of existing resorts and the development of additional resorts. In addition, the Company is also evaluating certain VOI and property management acquisitions to integrate into or expand the operations of the Company. The Company intends to finance its short- and long-term cash needs, including potential acquisitions and the stock repurchase program, from (i) contract payments generated from its contracts receivable portfolio, (ii) operating cash flows, (iii) borrowings under its credit facilities, (iv) sales of contracts receivable to the QSPEs, (v) additional securitizations of contracts receivable and (vi) future financings through public or private financing sources.

     Credit Facilities of the Company
     --------------------------------

     The Amended and Restated Revolving Credit Agreements (the "Credit Agreements") provide borrowing availability of up to $100.0 million (including up to $17.0 million for letters of credit) and mature in October 2001. At March 31, 2000, borrowing availability under the Credit Agreements totaled $70.8 million.

     At March 31, 2000, Fairfield Capital Corporation ("FCC"), a wholly owned subsidiary of FAC - Nevada, had outstanding borrowings of $27.5 million, which provide for the purchase of contracts receivable from FAC - Nevada. At March 31, 2000, contracts receivable totaling $34.4 million collateralized the borrowings. There are no additional fundings available under this financing arrangement.

     Credit Facilities of Qualifying Special Purpose Entities
     --------------------------------------------------------

     The credit facilities of the QSPEs provide for borrowings of up to approximately $300.0 million for the purchase of contracts receivable from FAC - Nevada. At March 31, 2000, the QSPEs held $240.7 million of contracts receivable, with $200.6 million of related borrowings.

     Interest Rate Risk
     ------------------

     The Company uses interest rate swap agreements to mitigate the impact of fluctuations in market rates of interest. If market interest rates increased two hundred basis points for the three months ended March 31, 2000 and 1999, the Company's interest expense, after considering the effects of its interest rate swap agreements, would increase, net interest income and fees from the QSPEs would decrease and earnings before provision for income taxes would decrease by $1.8 million and $1.7 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's borrowing costs and interest rate swap and cap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

     Provision for Income Taxes
     --------------------------

     The Company reports its sales of VOIs on the installment method for federal income tax purposes. Under this method, the Company does not recognize taxable income on these sales until the installment payments have been received from the Company's customers. The Company's federal alternative minimum tax ("AMT") is impacted by the net deferral of income resulting from the Company's election of the installment sales method. The payment of AMT reduces the future regular tax liability and creates a deferred tax asset. For the three months ended March 31, 2000 and 1999, the Company made AMT payments totaling $8.0 million and $8.3 million, respectively, and anticipates that it will continue to make significant AMT payments in future periods.

FORWARD-LOOKING INFORMATION

     Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations include certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

     Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions; interest rate trends; regulatory changes; availability of real estate properties; competition from national hospitality companies and other competitive factors and pricing pressures; an increase or decrease in the number of resort properties subject to the percentage-of-completion method of accounting which requires deferral of sales and profit on such projects to the extent that the construction is not substantially complete; shifts in customer demands; changes in operating expenses, including employee wages, commission structures and related benefits; economic cycles; the risk of the Company incurring an unfavorable judgment in any litigation or audit, and the impact of any related monetary or equity damages; the Company's lack of experience in certain of the markets where it has purchased land and is developing vacation ownership resorts; the Company's success in its ability to hire, train and retain qualified employees; and the continued availability of financing in the amounts and at the terms necessary to support the Company's future operations.

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------    ----------------------------------------------------------

     Information required by Item 3 is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------------
Operations in Item 2 above.
----------

PART II - OTHER INFORMATION
-------   -----------------

Item 1 - Legal Proceedings

     Incorporated by reference (see Note 9 of "Notes to Consolidated Financial Statements").

Item 6 - Exhibits and Reports on Form 8-K

   (a)    Exhibits
          --------

          Reference is made to the Exhibit Index.

   (b)    Reports on Form 8-K
          -------------------

          On January 24, 2000, the Company announced the signing of a letter of intent with Carnival Corporation ("Carnival") for a proposed business combination of the Company and Carnival by a merger of the Company and a subsidiary of Carnival.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FAIRFIELD COMMUNITIES, INC.


Date:   May 12, 2000              /s/Robert W. Howeth
      -----------------          ---------------------------------------------
                                  Robert W. Howeth, Executive Vice President
                                          and Chief Financial Officer

Date:   May 12, 2000              /s/William G. Sell
      ----------------          ----------------------------------------------
                                  William G. Sell, Vice President and Controller
                                           (Chief Accounting Officer)

                           FAIRFIELD COMMUNITIES, INC.
                                  EXHIBIT INDEX
                                  -------------
Exhibit
Number
------

3(a) Second Amended and Restated Certificate of Incorporation of the Registrant, effective September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

3(b) Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 4.2 to the Registrant's Form S-8, SEC File No. 333-42901, and incorporated herein by reference)

3(c) Fifth Amended and Restated Bylaws of the Registrant, dated May 9, 1996 (previously filed with the Registrant's Current Report on Form 8-K dated May 22, 1996 and incorporated herein by reference)

4.1 Supplemented and Restated Indenture between the Registrant, Fairfield River Ridge, Inc., Fairfield St. Croix, Inc. and IBJ Schroder Bank & Trust Company, as Trustee, and Houlihan Lokey Howard & Zukin, as Ombudsman, dated September 1, 1992, related to the Senior Subordinated Secured Notes (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

4.2 First Supplemental Indenture to the Supplemented and Restated Indenture, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

4.3 Second Supplemental Indenture to the Supplemented and Restated Indenture, dated September 1, 1992 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

4.4 Third Supplemental Indenture to the Supplemented and Restated Indenture, dated March 18, 1993 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 and incorporated herein by reference)

4.5 Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

10.1 First Amendment to Pledge and Servicing Agreement between Fairfield Funding Corporation II, Fairfield Acceptance Corporation - Nevada, Fairfield Communities, Inc., First Security Bank, N.A. and BankBoston, N.A., dated October 31, 1998 (attached)

10.2 Option Agreement between the Registrant and James G. Berk entered into on October 1, 1999 (attached)

10.3 Option Agreement between the Registrant and James G. Berk entered into on January 3, 2000 (attached)

10.4 Second Amendment to Pledge and Servicing Agreement between Fairfield Funding Corporation II, Fairfield Acceptance Corporation - Nevada, Fairfield Communities, Inc., First Security Bank, N.A. and Fleet National Bank, formerly BankBoston, N.A., dated March 15, 2000 (attached)

10.5 Option Agreement between the Registrant and Matthew J. Durfee entered into on March 27, 2000 (attached)

27        Financial Data Schedule (attached)