Form 10-Q
period 2000-06-30
FAIRFIELD COMMUNITIES INC
filed 2000-08-11
CIK 276189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

   (Mark One)

         [X]         Quarterly  Report  Pursuant  to  Section 13 or 15(d) of the
                      Securities  Exchange Act of 1934

                      For the quarter ended June 30, 2000

         [ ]         Transition  Report Pursuant to Section 13 or 15(d) of the
                      Securities  Exchange Act of 1934

                      For the transition  period from ______ to ______

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
         The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of July 31, 2000 totaled 42,292,963.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                           Page
                                                                            No.
                                                                           ----
PART 1. - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of June 30, 2000
               (unaudited) and December 31,                                  3

              Consolidated Statements of Earnings for the Three and Six
               Months Ended June 30, 2000 and 1999 (unaudited)               4

              Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 2000 and 1999 (unaudited)                      5

              Notes to Condensed Consolidated Financial Statements
               (unaudited)                                                   6

     Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                    12

PART II. - OTHER INFORMATION

     Item 1.  Legal Proceedings                                             17

     Item 4.  Submission of Matters to a Vote of Security Holders           17

     Item 6.  Exhibits and Reports on Form 8-K                              17

SIGNATURES                                                                  18

PART I - FINANCIAL INFORMATION
------   ---------------------
Item I - Financial Statements
------   --------------------

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)

                                               June 30,             December 31,
                                                 2000                   1999
                                                 ----                   ----
                                              (Unaudited)
ASSETS
  Cash and cash equivalents                    $ 12,244              $ 17,716
  Receivables, net                              257,845               234,061
  Real estate inventories                       151,612               133,874
  Investments in and net amounts due
   from qualifying special purpose entities      49,419                39,385
  Property and equipment, net                    47,721                41,578
  Restricted cash                                14,060                 8,624
  Prepaid expenses and other assets              31,838                23,398
                                               --------              --------
        Total assets                           $564,739              $498,636
                                               ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Financing arrangements                     $ 74,001              $ 53,537
    Accounts payable                             60,474                38,251
    Deferred revenue                             23,967                23,011
    Accrued income taxes                         43,628                38,300
    Accrued liabilities                          73,890                62,582
                                               --------              --------
        Total liabilities                       275,960               215,681
                                               --------              --------
  Stockholders' Equity:
    Common stock, $.01 par value, 100,000,000
      shares authorized, 52,634,829 and
      50,849,153 shares issued as of
      June 30, 2000 and December 31, 1999,
      respectively                                  530                   509
    Paid-in capital                             137,430               124,120
    Retained earnings                           210,541               179,576
    Unamortized value of restricted stock        (2,064)                 (259)
    Treasury stock, at cost, 10,341,866 and
      6,245,723 shares as of June 30, 2000
      and December 31, 1999, respectively       (57,658)              (20,991)
                                               ---------             --------
        Total stockholders' equity              288,779               282,955
                                               ---------             --------
        Total liabilities and stockholders'
          equity                               $564,739              $498,636
                                               ========              ========







See notes to condensed consolidated financial statements.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                        ------------------     -----------------
                                          2000      1999       2000       1999
                                          ----      ----       ----       ----
REVENUES
 Vacation ownership interests, net      $118,179   $99,206   $207,062   $171,964
 Resort management                        12,492    11,299     25,774     22,815
 Interest                                  7,397     7,040     14,473     13,964
 Net interest income and fees from
  qualifying special purpose entities      5,996     4,925     12,043      9,359
 Other                                     8,558     6,798     14,245     10,231
                                        --------  --------   --------   --------
      Total revenues                     152,622   129,268    273,597    228,333
                                        --------  --------   --------   --------
EXPENSES
 Vacation ownership interests -
    cost of sales                         30,957    25,611     54,869     45,058
 Sales and marketing                      57,559    47,609    101,767     83,064
 Provision for loan losses                 5,656     5,132      9,740      8,754
 Resort management                        10,663     8,610     21,472     17,914
 General and administrative                9,532     8,191     19,380     16,057
 Interest, net                             1,093     1,344      2,116      2,956
 Depreciation and amortization             2,288     1,940      4,508      3,947
 Other                                     5,563     6,111      9,928     10,062
 Litigation expenses                       4,700       -        4,700        -
                                        --------  --------   --------   --------
      Total expenses                     128,011   104,548    228,480    187,812
                                        --------  ---------  --------   --------

Earnings before provision for income
 taxes and extraordinary gain             24,611    24,720     45,117     40,521
Provision for income taxes                 9,260     8,780     17,052     14,647
                                        --------  --------   --------   --------

Earnings before extraordinary gain        15,351    15,940     28,065     25,874

Extraordinary gain - extinguishment
 of debt                                   2,900       -        2,900        -
                                        --------  --------   --------   --------

Net earnings                            $ 18,251  $ 15,940   $ 30,965   $ 25,874
                                        ========  ========   ========   ========

BASIC EARNINGS PER SHARE:
 Earnings before extraordinary gain        $0.38     $0.36      $0.66      $0.59
 Extraordinary gain                         0.07       -         0.07        -
                                           -----     -----      -----      -----
 Net earnings                              $0.45     $0.36      $0.73      $0.59
                                           =====     =====      =====      =====

DILUTED EARNINGS PER SHARE:
 Earnings before extraordinary gain        $0.35     $0.35      $0.63      $0.57
 Extraordinary gain                         0.07       -         0.07        -
                                           -----     -----      -----      -----
 Net earnings                              $0.42     $0.35      $0.70      $0.57
                                           =====     =====      =====      =====

WEIGHTED AVERAGE SHARES OUTSTANDING
 Basic                                    40,570    44,028     42,282     43,954
                                          ======    ======     ======     ======
 Diluted                                  43,663    45,677     44,468     45,470
                                          ======    ======     ======     ======


See notes to condensed consolidated financial statements.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           Six Months Ended
                                                               June 30,
                                                     ---------------------------
                                                       2000               1999
                                                       ----               ----
OPERATING ACTIVITIES
 Net earnings                                        $30,965            $25,874
  Adjustments to reconcile net earnings to net
   cash provided by (used in) operating
   activities:
     Extraordinary gain - extinguishment of debt      (2,900)               -
     Depreciation and amortization                     4,508              3,947
     Non-cash litigation expenses                      4,700                -
     Provision for loan losses                         9,740              8,754
     Net interest income and fees from
      qualifying special purpose entities            (12,043)            (9,359)
     Tax benefit from employee stock benefit plans        91                387
     Changes in operating assets and liabilities:
      Real estate inventories                        (17,738)            (5,150)
      Net investment activities of qualifying
       special purpose entities                       16,959             13,883
      Deferred revenue, accounts payable and
       accrued liabilities                            35,787              4,388
      Other                                           (3,022)            (1,081)
                                                     -------            -------
Net cash provided by operating activities             67,047             41,643
                                                     -------            -------

INVESTING ACTIVITIES
 Purchases of property and equipment, net            (10,651)            (6,231)
 Principal collections on receivables                 44,365             42,868
 Originations of receivables                        (160,232)          (118,471)
 Sales of receivables to qualifying special
  purpose entities                                    67,393             53,469
                                                    --------           --------
Net cash (used in) provided by investing
 activities                                          (59,125)           (28,365)
                                                    --------           --------
FINANCING ACTIVITIES
 Proceeds from financing arrangements                130,043             64,882
 Repayments of financing arrangements               (101,679)           (76,599)
 Activity related to employee stock benefit plans        347              1,232
 Repurchase of treasury stock                        (36,669)                -
 Net decrease in restricted cash                      (5,436)               142
                                                    --------           --------
Net cash used in financing activities                (13,394)           (10,343)
                                                    --------           --------
Net (decrease) increase in cash and cash
 equivalents                                          (5,472)             2,935
Cash and cash equivalents, beginning of period        17,716              5,017
                                                    --------           --------
Cash and cash equivalents, end of peri              $ 12,244           $  7,952
                                                    ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid, net of amounts capitalized          $  1,745           $  2,749
                                                    ========           ========
 Income taxes paid                                  $ 11,533           $ 11,876
                                                    ========           ========
 Capitalized interest                               $    951           $  1,340
                                                    ========           ========








See notes to condensed consolidated financial statements.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
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

     The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial information is unaudited, but reflects all adjustments consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the results of operations for such interim periods. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire year because of seasonal and short-term variations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999.

     Basis of Presentation
     ---------------------

     The accompanying consolidated financial statements include the accounts of Fairfield and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation, including certain qualifying special purpose entities ("QSPEs") in conformity with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the current period presentation.

NOTE 2 - RECEIVABLES, NET
------   ----------------
     Receivables consist of the following (In thousands):


                                               June 30,       December 31,
                                                 2000             1999
                                                 ----             ----
     Contracts                                $247,456          $225,111
     Mortgages and other                        25,611            24,892
                                              --------          --------
                                               273,067           250,003
     Less allowance for loan losses            (15,222)          (15,942)
                                              --------          --------
     Receivables, net                         $257,845          $234,061
                                              ========          ========

     During the six months ended June 30, 2000, the Company sold approximately $82.3 million of contracts receivable to the QSPEs. The QSPEs primarily funded these purchases through advances under their various credit agreements and, in conjunction with these sales, the Company received non-cash consideration, primarily in the form of a subordinated note receivable, of $15.0 million.

     At June 30, 2000, the QSPEs held contracts receivable totaling $255.8 million, with related borrowings of $208.7 million. Except for the repurchase of contracts that fail to meet initial eligibility requirements, the Company is not obligated to repurchase defaulted or any other contracts sold to the QSPEs. It is anticipated, however, that the Company will repurchase defaulted contracts to facilitate the remarketing of the underlying collateral. The Company maintains an allowance for loan losses in connection with its option to repurchase the defaulted contracts and, at June 30, 2000, this allowance totaled $14.6 million and was classified in "Investments in and net amounts due from qualifying special purpose entities" in the Condensed Consolidated Balance Sheets.

NOTE 3 - REAL ESTATE INVENTORIES
------   -----------------------

     Real estate inventories are summarized as follows (In thousands):

                                               June 30,             December 31,
                                                 2000                  1999
                                                 ----                  ----
    Land and improvements                     $ 31,037               $ 35,581
    Residential housing:
      Vacation ownership                       115,388                 93,207
      Homes                                      5,187                  5,086
                                              --------               --------
                                               120,575                 98,293
                                              --------               --------
                                              $151,612               $133,874
                                              ========               ========


NOTE 4 - FINANCING ARRANGEMENTS
------   ----------------------

     Financing arrangements are summarized as follows (In thousands):

                                               June 30,             December 31,
                                                 2000                  1999
                                                 ----                  ----
    Revolving credit agreements                 $43,570               $ 9,300
    Notes payable:
      Collateralized by contracts receivable     24,694                30,338
      Other                                       5,737                13,899
                                                -------               -------
                                                $74,001               $53,537
                                                =======               =======


     At June 30, 2000, the Company's Amended and Restated Revolving Credit Agreements (the "Credit Agreements") provided borrowing ability of up to $100.0 million (including up to $17.0 million for letters of credit, of which $14.2 million was outstanding at June 30, 2000) and mature in October 2001. Borrowings under the Credit Agreements bear interest at variable rates ranging from the base rate minus .25% to the base rate minus .75% (weighted average stated interest rate of 8.75% at June 30, 2000). Borrowings under the Credit Agreements are collateralized by contracts receivable and certain construction work-in-process, with an aggregate book value of $247.6 million at June 30, 2000. At June 30, 2000, the Company's borrowing availability under its Credit Agreements totaled $42.3 million.

     At June 30, 2000, notes payable collateralized by contracts receivable had a weighted average maturity of approximately 29 months, which represents the approximate remaining weighted average life of the underlying contracts receivable. The weighted average stated interest rate on the borrowings was 6.22% at June 30, 2000. At June 30, 2000, contracts receivable totaling $30.6 million collateralized the borrowings. There are no additional fundings available under this financing arrangement.

NOTE 5 - EARNINGS PER SHARE
------   ------------------

     The following table sets forth the computation of basic and diluted earnings per share ("EPS") (In thousands, except per share data):

                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                          ------------------  -----------------
                                            2000      1999      2000      1999
                                            ----      ----      ----      ----
Numerator:
  Earnings before extraordinary gain      $15,351   $15,940   $28,065   $25,874
  Extraordinary gain - extinguishment
    of debt                                 2,900       -       2,900       -
                                          -------   -------   -------   -------
  Numerator for basic and diluted EPS     $18,251   $15,940   $30,965   $25,874
                                          =======   =======   =======   =======

Denominator:
  Denominator for basic EPS -
    weighted average shares                40,570    44,028    42,282    43,954
  Effect of dilutive securities:
    Shares issued in satisfaction
      of certain debt and litigation        1,765       -         882       -
    Options and warrants                      924     1,324       950     1,166
    Common stock held in escrow               278       325       278       350
    Restricted common stock                   126       -          76       -
                                           ------    ------    ------    ------
  Dilutive potential common shares          3,093     1,649     2,186     1,516
                                           ------    ------    ------    ------
  Denominator for diluted EPS -
    adjusted weighted average shares
    and assumed conversions                43,663    45,677    44,468    45,470
                                           ======    ======    ======    ======

Basic earnings per share                     $.45      $.36      $.73      $.59
                                             ====      ====      ====      ====

Diluted earnings per share                   $.42      $.35      $.70      $.57
                                             ====      ====      ====      ====


NOTE 6 - SEGMENT DISCLOSURES
------   -------------------

     The Company operates one reportable business segment, which includes the development, marketing, sales and financing of its vacation ownership resorts. This segment derives its revenues from the sale of VOIs and from the associated interest income on contracts receivable generated by the Company's financing of VOI sales. The Company's management evaluates performance and allocates resources based on operating profit before income taxes. This basis includes depreciation expense; however, the related property and equipment are not allocated to the segment level.

     Segment revenues totaled $241.6 million and $197.8 million for the six months ended June 30, 2000 and 1999, respectively. A reconciliation of segment operating profit to earnings before provision for income taxes and extraordinary gain is as follows:

                                       Three Months Ended     Six Months Ended
                                           June 30,               June 30,
                                       ------------------     -----------------
                                         2000      1999        2000      1999
                                         ----      ----        ----      ----
Total segment operating profit         $35,599    $30,543    $63,870    $53,829
Other operating  loss                  (10,988)    (5,823)   (18,753)   (13,308)
                                       -------    -------    -------    -------
Earnings before provision for
  income taxes and extraordinary
  gain                                 $24,611    $24,720    $45,117    $40,521
                                       =======    =======    =======    =======


     Other operating loss includes primarily general and administrative and litigation expenses, which are not allocated on a segment basis.

NOTE 7 - SUPPLEMENTAL INFORMATION
------   ------------------------

     On July 3, 2000, the Company tendered 1,764,704 shares of its Common Stock in satisfaction of certain litigation (the "FCI Notes") as more fully described in Note 9 - Contingencies. In connection with this transaction, the Company recorded, in the second quarter of 2000, a pretax charge of $4.7 million, a related non-taxable extraordinary gain of $2.9 million associated with the extinguishment of $7.9 million of related debt, and a credit to stockholders' equity of $11.0 million.

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

     Included in prepaid expenses and other assets at June 30, 2000 are (i) costs in excess of net assets acquired of $4.1 million, (ii) prepaid assets of $7.9 million and (iii) unamortized capitalized financing costs totaling $2.2 million. Included in accrued liabilities at June 30, 2000 are (i) accruals totaling $19.9 million related to the Company's employee compensation programs and related benefits, (ii) accruals totaling $12.6 million for the fulfillment costs associated with the Company's Discovery Vacations program and (iii) deposits associated with sales contracts totaling $8.7 million.

     Other revenues for the six months ended June 30, 2000 and 1999 include home sales totaling $6.4 million and $4.7 million, respectively, and lot sales totaling $3.9 million and $2.0 million, respectively. Other expenses for the six months ended June 30, 2000 and 1999 include costs of home sales, including selling expenses, of $5.4 million and $4.2 million, respectively, and accrued subsidies for certain property owners' associations totaling $.6 million and $2.5 million, respectively.

NOTE 8 - STOCKHOLDERS' EQUITY
------   --------------------

     On March 2, 2000, Fairfield's Board of Directors authorized the repurchase of up to $60.0 million of Common Stock in open market or privately negotiated transactions. As of June 30, 2000, Fairfield had repurchased $36.7 million of its Common Stock, including commissions, utilizing availability under its revolving credit agreements. The repurchased shares, totaling 4.4 million, were accounted for as treasury shares and will be used to meet the Company's obligations under its employee stock-based plans or for other corporate purposes. Additional repurchases may occur from time to time and are subject to prevailing market conditions and other considerations.

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

     On March 1, 1997, the Company's 10% Senior Subordinated Secured Notes (the "FCI Notes"), having a principal amount of $15.1 million, matured. In settlement of the FCI Notes, the Company transferred $7.9 million in cash (the "$7.9
Million Payment") and the assets collateralizing the FCI Notes, with an appraised market value of $7.2 million (the "Real Estate Collateral"), to IBJ Schroder Bank & Trust Company, as indenture trustee for the FCI Notes. The indenture trustee filed suit in the United States District Court for the Southern District of New York (the "District Court"), contesting the Company's method of satisfying this obligation and claiming a default under the indenture securing the FCI Notes. This action alternatively (a) disputed the Company's right to transfer the Real Estate Collateral in satisfaction of the FCI Notes, seeking instead a cash payment of $7.2 million, plus interest and the fees and expenses of the action, in addition to the $7.9 Million Payment, or (b) disputed the $7.9 Million Payment, seeking instead the issuance of 1,764,706 shares of Fairfield's Common Stock (the "Contested Shares"), previously reserved for issuance if a deficiency resulted on the FCI Notes at maturity. Pursuant to the indenture for the FCI Notes, the noteholders are entitled to retain, as a premium, up to $2.0 million from the proceeds of the collateral (the "Collateral") transferred in satisfaction of the FCI Notes (including, if applicable, the Contested Shares) in excess of the amount of principal and accrued interest due at maturity. The indenture trustee on September 24, 1997 filed a motion, which the Company opposed, seeking to require the immediate issuance and sale of the Contested Shares, with the proceeds to be held in escrow, pending the outcome of the litigation (the "Injunction Demand"). The indenture trustee indicates that it has sold the Real Estate Collateral for approximately $4.4 million, although the Company was advised in late October 1999 that one or more of the noteholders participated in such purchase. The District Court on April 24, 1998 entered an order denying the Injunction Demand and granting the Company's motion for summary judgment. The indenture trustee appealed the District Court's order to the Court of Appeals for the Second Circuit (the "Court of Appeals"), which on May 6, 1999 reversed the District Court decision and granted partial summary judgment to the indenture trustee, holding that the Company's method of satisfying the FCI Notes at maturity violated the terms of the indenture, but declining to enter the indenture trustee's Injunction Demand. The Court of Appeals upheld the Company's position that the Contested Shares should not be distributed to the noteholders without limitation, limiting any premium to $2.0 million. The Court of Appeals remanded the case to the District Court for further proceedings to enforce the terms of the indenture, including specifically consideration of whether or not to enter the indenture trustee's Injunction Demand and whether or not the sale of the Real Estate Collateral for $4.4 million by the indenture trustee was commercially reasonable and, if not, how this would bear upon the relief sought by the indenture trustee. The indenture trustee has filed a motion (the "Stock Issuance Motion") with the District Court, which the Company initially opposed, seeking to compel issuance of the Contested Shares and authority to sell a portion of such shares, to permit approximately $12.3 million to be distributed in the interim to the noteholders.

     On July 3, 2000, the Company tendered 1,764,704 shares of its common stock to the indenture trustee and indicated that it would generally withdraw its opposition to the Stock Issuance Motion. The Company believes that it is in the Company's best interest to conclude this litigation, to avoid the continuing expenses and need to devote management time to the defense of this action. The Company intends to seek return of the $7.9 Million Payment and an order closing the case. The indenture trustee has indicated that it intends to seek payment of its fees and expenses associated with the litigation and to amend its complaint to allege that Fairfield's wrongful failure in 1997 to issue the Contested Shares allows the indenture trustee to seek a cash recovery from the Company, which the indenture trustee asserts would be approximately $4.5 million, based on an assumed net stock sales proceeds of $8.25/share, for the difference between the value realized in selling the stock and the approximately $18 million claimed by the indenture trustee, and also has indicated that it anticipates seeking $10 million in punitive damages. The Company expects to oppose any theory advanced by the indenture trustee which seeks to hold the Company liable on a recourse basis for the underlying debt obligation or for punitive damages. The indenture is non-recourse to the Company except as to recourse to the Collateral and except for the indenture trustee's fees and expenses, which are fully recourse obligations.

     During 1997, a lawsuit was filed against Vacation Break in the Circuit Court for Pinellas County, Florida by Market Response Group & Laser Company, Inc. ("MRG&L") alleging that Vacation Break and others conspired to boycott MRG&L and fix prices for mailings in violation of the Florida Antitrust Act, and in concert with others, engaged in various acts of unfair competition, deceptive trade practices and common law conspiracy. The complaint also alleges that Vacation Break breached its contract with MRG&L, that Vacation Break misappropriated proprietary information from MRG&L and that Vacation Break interfered with, and caused other companies to breach their contracts with MRG&L. While the Company cannot calculate the total amount of damages sought by MRG&L, it appears from the initial complaint, and subsequent submissions by MRG&L's counsel, to be substantially in excess of $50 million.

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

     The following table sets forth certain consolidated operating information for the three and six months ended June 30, 2000 and 1999, respectively.

                                           Three Months Ended  Six Months Ended
                                                 June 30,           June 30,
                                            ------------------  ---------------
                                               2000     1999     2000    1999
                                               ----     ----     ----    ----
As a percentage of total revenues:
  Vacation ownership interests, net            77.4%    76.7%    75.7%   75.3%
  Resort management                             8.2      8.7      9.4    10.0
  Interest income                               4.9      5.5      5.3     6.1
  Net interest income and fees
   from qualifying special purpose entities     3.9      3.8      4.4     4.1
  Other                                         5.6      5.3      5.2     4.5
                                              -----    -----    -----   -----
                                              100.0%   100.0%   100.0%  100.0%
                                              =====    =====    =====   =====

As a percentage of related revenues:
  Cost of sales - vacation ownership
   interests                                   26.2%    25.8%    26.5%   26.2%
  Resort management                            85.4%    76.2%    83.3%   78.5%
  Sales and marketing                          47.5%    47.3%    48.2%   47.7%
  Provision for loan losses                     4.7%     5.1%     4.6%    5.0%

As a percentage of total revenues:
  General and administrative                    6.2%     6.3%     7.1%    7.0%
  Depreciation and amortization                 1.5%     1.5%     1.6%    1.7%
  Other                                         3.6%     4.3%     3.6%    4.4%


Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     The Company reported net earnings of $31.0 million for the six months ended June 30, 2000 on total revenues of $273.6 million. This represents a 20% increase in both net earnings and in total revenues over the comparable six month period in 1999. Diluted earnings per share of $.70 for the six months ended June 30, 2000 increased 23% as compared to the similar period in 1999.

     Vacation Ownership Interests
     ----------------------------

     Gross revenues from vacation ownership interests ("VOIs") increased 23% to $207.6 million for the six months ended June 30, 2000 as compared to $169.3 million for the six months ended June 30, 1999. Gross VOI revenues at the Company's destination resorts continue to be the largest dollar contributor to total VOI revenues, accounting for 80.0% of total VOI revenues for both the six months ended June 30, 2000 and 1999, respectively.

     Net VOI revenues increased 20% to $207.1 million for the six months ended June 30, 2000 from $172.0 million for the six months ended June 30, 1999. Net VOI revenue growth trends were affected by the same factors that impacted gross VOI revenue growth trends as well as net revenue deferral of $0.6 million during the six months ended June 30, 2000, related to the percentage-of-completion method of accounting, as compared to net revenue recognition of $2.6 million for the six months ended June 30, 1999.

     Revenues relating to sales of VOIs in projects under construction are recognized using the percentage-of-completion method of accounting. Under this method of revenue recognition, revenues are recognized as construction progresses and costs are incurred. Measures of progress are based on the relationship of costs incurred to date, as compared to total estimated acquisition, construction and direct selling costs. The remaining revenue and related cost of sales are deferred and recognized as the remaining costs are incurred. The Company is currently in the development stage at certain of its projects and it is anticipated that VOI sales at these projects will generate deferred revenue as the Company completes sales at a more rapid pace than the completion of the related VOI units. At June 30, 2000, the Company had deferred revenue totaling $7.3 million in projects under construction, which will be recognized upon completion of the respective VOI units.

     The  following  table   reconciles  VOI  sales  recorded  to  VOI  revenues
recognized for the respective periods (In thousands):

                                     Three Months Ended     Six Months Ended
                                            June 30,             June 30,
                                     ------------------   --------------------
                                       2000       1999      2000       1999
                                       ----       ----      ----       ----
     Vacation ownership interests    $118,644   $97,193   $207,626   $169,341
     Add:  Deferred revenue at
       beginning of period              6,823     7,615      6,724      8,225
     Less:  Deferred revenue at
       end of period                   (7,288)   (5,602)    (7,288)    (5,602)
                                     --------   -------   --------   --------
     Vacation ownership interests,
       net                           $118,179   $99,206   $207,062   $171,964
                                     ========   =======   =========  ========

     VOI cost of sales, as a percentage of related net revenues, increased slightly from 26.5% for the six months ended June 30, 2000 as compared to 26.2% for the six months ended June 30, 1999. The Company anticipates slightly higher product costs during the remainder of 2000 as the Company develops and constructs VOI inventory at certain of its destination resorts.

     Sales and marketing expenses, as a percentage of related net revenues, were 48.2% and 47.7% for the six months ended June 30, 2000 and 1999, respectively. Exclusive of the Company's six newest destination resorts (all of which began "start-up" operations in the second quarter of 1999), sales and marketing expenses, as a percentage of related net revenues, were 45.9% and 47.1% for the six months ended June 30, 2000 and 1999, respectively. New sales operations typically experience lower operating margins in the start-up phase of operations as the Company develops its property owner base and establishes sales and marketing programs for each new location.

     The provision for loan losses, as a percentage of related net revenues, remained relatively constant for the six months ended June 30, 2000 as compared to the same period in 1999. The Company provides for losses on contracts receivable by a charge against earnings at the time of sale at a rate based upon the Company's historical cancellation experience, management's estimate of future losses and current economic factors. The allowance for contracts receivable is maintained at a level believed adequate by management based upon periodic analysis of the contracts receivable portfolio. Management anticipates the provision for loan losses will remain relatively constant during the remainder of 2000.

     Resort Management
     -----------------

     Resort management revenues increased 13% to $25.8 million for the six months ended June 30, 2000 from $22.8 million for the six months ended June 30, 1999. This increase is primarily due to continued growth in the number of units and resorts under management and the respective management fees associated with this growth, and increased reservation income resulting from the continued growth in the number of owners using the system. Resort management expenses increased 20% for the six months ended June 30, 2000, as compared to the similar period in 1999, resulting primarily from the costs associated with the additional units and resorts under management, and additional organizational infrastructure costs to support the Company's reservation and customer service operations.

     Net Interest Income
     -------------------

     For purposes of management's discussion of results of operations, net interest income includes (i) interest earned from the Company's receivable portfolio, (ii) interest expense from the Company's financing arrangements and
(iii) net interest income and fees from the Qualifying Special Purpose Entities ("QSPEs").

     Net interest income for the Company increased 20% to $24.4 million for the six months ended June 30, 2000, as compared to $20.4 million for the same period in 1999. This increase is primarily attributable to (i) an increase in the average balance of outstanding contracts receivable ($469.2 million compared with $379.2 million for the six months ended June 30, 2000 and 1999, respectively), and (ii) a shift in funding sources from the Company's financing arrangements to the credit facilities of the QSPEs, which carry a lower weighted average cost of funds.

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

     General and Administrative
     --------------------------

     General and administrative expenses, consisting primarily of corporate overhead, remained basically flat, as a percentage of total revenues, during the six months ended June 30, 2000 as compared to the same period in 1999. The
Company anticipates that general and administrative expenses, in absolute dollars, will increase as the Company continues to invest in its management and organizational infrastructure, in addition to its information technology infrastructure, in order to more efficiently manage its anticipated VOI sales growth.

     Litigation Expenses
     -------------------

     On July 3, 2000, the Company tendered 1,764,704 shares of its Common Stock in satisfaction of certain debt and litigation. In connection with this transaction, the Company recorded, in the second quarter of 2000, a pretax charge of $4.7 million, a related non-tacable extraordinary gain of $2.9 million associated with the extinguishment of $7.9 million of related debt, and a credit to stockholders' equity of $11.0 million.

     Other
     -----

     Other revenues for the six months ended June 30, 2000 and 1999 include home sales totaling $6.4 million and $4.7 million, respectively, and lot sales totaling $3.9 million and $2.0 million, respectively. Other expenses for the six months ended June 30, 2000 and 1999 include cost of home sales, including selling expenses, of $5.4 million and $4.2 million, respectively, and accrued subsidies for certain property owners' associations totaling $0.6 million and $2.5 million, respectively.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     The Company reported net earnings of $18.3 million for the three months ended June 30, 2000 on total revenues of $152.6 million. This represents a 14% increase in net earnings and an 18% increase in total revenues over the comparable three month period in 1999. Diluted earnings per share of $.42 for the three months ended June 30, 2000 increased 20% as compared to the similar period in 1999.

     All revenue and expense trends, other than those mentioned below, for the three months ended June 30, 2000, compared to the same period in the prior year, were generally consistent with the trends of the related six month period.

     Vacation Ownership Interests
     ----------------------------

     Gross revenues from VOIs increased 22% to $118.6 million for the three months ended June 30, 2000 as compared to $97.2 million for the three months ended June 30, 1999. Gross VOI revenues at the Company's destination resorts continue to be the largest dollar contributor to total VOI revenues, accounting for 83% and 79% of total VOI revenues for the three months ended June 30, 2000 and 1999, respectively.

     Net VOI revenues increased 19% to $118.2 million for the three months ended June 30, 2000 from $99.2 million for the three months ended June 30, 1999. Net VOI revenues were affected by net revenue deferral of $0.4 million during the three months ended June 30, 2000, related to the percentage-of-completion method of accounting, as compared to net revenue recognition of $2.0 million for the three months ended June 30, 1999.

     As previously noted, sales and marketing expenses, as a percentage of related net revenues, increased slightly in the second quarter of 2000 as compared to the similar period in 1999. Exclusive of the Company's six newest destination resorts (all of which began "start-up" operations in the second quarter of 1999), sales and marketing expenses, as a percentage of related net revenues, were 45.3% and 46.3% for the three months ended June 30, 2000 and 1999, respectively. New sales operations typically experience lower operating margins in the start-up phase of operations as the Company develops its property owner base and establishes sales and marketing programs for each new location.

     Other
     -----

     Other revenues for the three months ended June 30, 2000 and 1999 include home sales totaling $3.7 million and $2.7 million, respectively, and lot sales totaling $2.8 million and $1.5 million, respectively. Other expenses for the three months ended June 30, 2000 and 1999 include cost of home sales, including selling expenses of $3.0 million and $2.4 million, respectively, and accrued subsidies for certain property owners' associations totaling $0.1 million and $1.3 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generates cash primarily from down payments on sales of VOIs which are financed, cash sales of VOIs, principal and interest payments on contracts receivable, proceeds from sales of contracts receivable to the QSPEs and borrowings collateralized by the contracts receivable. The Company also generates cash on the interest differential between the interest charged on the contracts receivable and the interest paid on the borrowings collateralized by the contracts receivable.

     As of June 30, 2000, the Company's cash and cash equivalents totaled $12.2 million, a decrease of $5.5 million from December 31, 1999. Cash provided by operating activities totaled $67.0 million and $41.6 million for the six months ended June 30, 2000 and 1999, respectively. The single largest use of cash from operating activities involves the increase in real estate inventories which totaled $17.7 million and $5.2 million for the six months ended June 30, 2000 and 1999, respectively.

     Cash used in investing activities totaled $59.1 million for the six months ended June 30, 2000 compared to cash used in investing activities of $28.4 million for the six months ended June 30, 1999. As a result of increased VOI sales volumes, originations of receivables exceeded principal collections by $115.9 million for the six months ended June 30, 2000, as compared to $75.6 million for the six months ended June 30, 1999. For the six months ended June 30, 2000 and 1999, the Company received $67.4 million and $53.5 million, respectively, in cash from the sale of contracts receivable to the QSPEs.

     Cash used in financing activities totaled $13.4 million for the six months ended June 30, 2000 compared to cash used in financing activities of $10.3 million for the six months ended June 30, 1999. During the six months ended June 30, 2000, proceeds of financing arrangements exceeded repayments by $28.4 million, as compared to repayments of financing arrangements exceeding proceeds of $11.7 million during the six months ended jUne 30, 1999.

     On March 2, 2000, Fairfield's Board of Directors authorized the repurchase of up to $60.0 million of Common Stock in open market or privately negotiated transactions. As of June 30, 2000, Fairfield had repurchased $36.7 million of its Common Stock, including commissions, utilizing availability under its revolving credit agreements. The repurchased shares, totaling 4.4 million, were accounted for as treasury shares and will be used to meet the Company's obligations under its employee stock-based plans or for other corporate purposes. Additional repurchases may occur from time to time and are subject to prevailing market conditions and other considerations.

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

     The Company believes that it has access to sufficient financial resources to finance its growth, as well as to support its ongoing operations and meet debt service and other cash requirements. However, the Company's ability to acquire and develop additional properties, which are important components of its growth plans, is partially dependent on the availability and cost of capital. The Company's management monitors the status of the capital markets, and regularly evaluates the effect that changes in capital market conditions may have on the Company's ability to execute its announced growth plans. In the future, the Company may negotiate additional credit facilities, or issue corporate debt or equity securities. Any debt incurred or issued by the Company may be secured or unsecured, at a fixed or variable interest rate, and may be subject to such additional terms as management deems appropriate.

     Credit Facilities of the Company
     --------------------------------

     The Amended and Restated Revolving Credit Agreements (the "Credit Agreements") provide borrowing ability of up to $100.0 million (including up to $17.0 million for letters of credit, of which $14.2 million was outstanding at June 30, 2000) and mature in October 2001. Borrowings under the Credit Agreements are collateralized by contracts receivable and certain construction work-in-process, with an aggregate book value of $247.6 million at June 30, 2000. At June 30, 2000, the Company's borrowing availability under its Credit Agreements totaled $42.3 million.

     At June 30, 2000, Fairfield Capital Corporation ("FCC"), a wholly owned subsidiary of FAC - Nevada, had outstanding borrowings of $24.7 million under the FCC Agreement, which provide for the purchase of contracts receivable from FAC - Nevada. At June 30, 2000, contracts receivable totaling $30.6 million collateralized the FCC borrowings. There are no additional fundings available under the FCC Agreement.

     Credit Facilities of Qualifying Special Purpose Entities
     --------------------------------------------------------

     The credit facilities of the QSPEs provide for borrowings of up to $300.0 million for the purchase of contracts receivable from FAC - Nevada. At June 30, 2000, the QSPEs held $253.1 million of contracts receivable, with outstanding associated borrowings of $208.7 million collateralized by the contracts receivable.

     Income Taxes
     ------------

     The Company reports its sales of VOIs on the installment method for federal income tax purposes. Under this method, the Company does not recognize taxable income on VOI sales until the installment payments have been received from the Company's customers. The Company's federal alternative minimum tax ("AMT") is impacted by the net deferral of income resulting from the Company's election of the installment sales method. The payment of AMT reduces the future regular tax liability and creates a deferred tax asset. For the six months ended June 30, 2000, the Company made AMT payments totaling $11.5 million and anticipates that it will continue to make significant AMT payments in future periods.

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

     Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions; interest rate trends; regulatory changes; availability of real estate properties; competition from national hospitality companies and other competitive factors and pricing pressures; an increase or decrease in the number of resort properties subject to the percentage-of-completion method of accounting which requires deferral of sales and profits on such projects to the extent that the construction is not substantially complete; shifts in customer demands; changes in operating expenses, including employee wages, commission structures and related benefits; economic cycles; the risk of the Company incurring an unfavorable judgment in any litigation or audit, and the impact of any related monetary or equity damages; the Company's lack of experience in certain of the markets where it has purchased land and is developing vacation ownership resorts; the Company's success in its ability to hire, train and retain qualified employees; and the continued availability of financing in the amounts and at the terms necessary to support the Company's future business.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------   ----------------------------------------------------------

     The Company is exposed to interest rate changes primarily as a result of its fixed-rate financing of VOI purchases and variable-rate borrowings under its financing arrangements. The Company uses interest rate cap and swap agreements in an effort to mitigate the impact of fluctuations in those market rates of interest. If market interest rates had increased 200 basis points for the six months ended June 30, 2000, the Company's interest expense, after considering the effects of its interest rate cap and swap agreements, would increase, net interest income and fees from the QSPEs would decrease and earnings before provision for income taxes would decrease by a total of $0.9 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's borrowing costs and interest rate cap and swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure. There have been no material changes to the Company's exposure to market risk since December 31, 1999.

PART II - OTHER INFORMATION
-------   -----------------

Item 1 - Legal Proceedings

                 Incorporated   by  reference   to  the   description  of  legal
                 proceedings in the "Contingencies" footnote in the financial statements set forth in Part I, "Financial Information".

Item 4 - Submission of Matters to a Vote of Security Holders

                 The 2000 Annual Meeting of Stockholders was held on May 18, 2000. The following items of business were presented to the stockholders:

         1.      To elect nine directors to the Company's Board of Directors.

         Director                           For                  Withheld
         --------                           ---                  --------
         Ernest D. Bennett, III          34,072,287               796,211

         James G. Berk                   31,613,048             3,255,450

         Philip A. Clement               34,163,935               704,563

         John D. Hayes                   34,163,435               705,063

         Philip L. Herrington            34,168,720               699,778

         Gerald M. Johnston              34,169,980               698,518

         Ilan Kaufthal                   34,163,735               704,763

         Bryan D. Langton                34,170,280               698,218

         William C. Scott                34,172,086               696,412


         2. To approve the adoption of the Fairfield Communities, Inc. 2000 Incentive Stock Plan.

                          For            Against           Abstain
                          ---            -------           -------
                       32,005,586       2,322,176          540,736

         3.      To approve the adoption  of  an  amendment  to  the   Fairfield
                 Communities, Inc. 1997 Stock Option Plan.

                          For            Against           Abstain
                          ---            -------           -------
                      32,819,439        1,506,068          542,991

Item 6 - Exhibits and Reports on Form 8-K

         (a)    Exhibits
                --------
                Reference is made to the Exhibit Index.

         (b)    Reports on Form 8-K
                -------------------
                On July 17, 2000, the Company filed a report describing the issuance of 1,764,704 shares of its Common Stock in satisfaction of debt and certain litigation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FAIRFIELD COMMUNITIES, INC.



Date:   August 11, 2000               /s/ Robert W. Howeth
      --------------------------      -------------------------------------
                                      Robert W. Howeth, Executive Vice President
                                            and Chief Financial Officer


Date:   August 11, 2000               /s/ William G. Sell
      --------------------------      -------------------------------------
                                      William G. Sell, Senior Vice President
                                                and Controller
                                           (Chief Accounting Officer)

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

4.5 Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

10.1 Registrant's Fourth Amended and Restated 1997 Stock Option Plan, adopted May 18, 2000 (attached)

10.2 Amendment Number One to Employment Agreement by and between the Registrant and James G. Berk, dated April 12, 2000 (attached)

10.3 Amendment to Employment Agreement by and between the Registrant and James G. Berk, dated June 27, 2000 (attached)

27             Financial Data Schedule (attached)