Form 10-Q
period 2000-09-30
FAIRFIELD COMMUNITIES INC
filed 2000-11-13
CIK 276189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

   (Mark One)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended September 30, 2000

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the  transition  period from          to
                                                     --------    --------

                         Commission File Number: 1-8096

                           FAIRFIELD COMMUNITIES, INC.
             (Exact name of registrant as specified in its charter)


       Delaware                                         71-0390438
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

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of October 31, 2000 totaled 42,401,619.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                            Page
                                                                             No.
                                                                            ----
PART 1. - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 2000
           (unaudited) and December 31, 1999                                  3

          Consolidated Statements of Earnings for the Three and Nine Months
           Ended September 30, 2000 and 1999 (unaudited)                      4

          Consolidated Statements of Cash Flows for the Nine
           Months Ended September 30, 2000 and 1999 (unaudited)               5

          Notes to Condensed Consolidated Financial Statements (unaudited)    6

  Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         13

  Item 3. Quantitative and Qualitative Disclosures about Market Risk         19

PART II. - OTHER INFORMATION

  Item 1. Legal Proceedings                                                  20

  Item 2. Changes in Securities and Use of Proceeds                          20

  Item 6. Exhibits and Reports on Form 8-K                                   21


SIGNATURES                                                                   21

PART I - FINANCIAL INFORMATION
------   ---------------------

Item I - Financial Statements
------   --------------------

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)

                                                SEPTEMBER 30,     DECEMBER 31,
                                                    2000              1999
                                                -------------     ------------
                                                 (Unaudited)

ASSETS
    Cash and cash equivalents                    $  17,625         $  17,716
    Receivables, net                               292,977           234,061
    Real estate inventories                        163,973           133,874
    Investments in and net amounts
     due from qualifying special
      purpose entities                              53,705            39,385
    Property and equipment, net                     50,428            41,578
    Restricted cash                                 12,951             8,624
    Prepaid expenses and other assets               27,349            23,398
                                                 ---------         ---------
           Total assets                          $ 619,008         $ 498,636
                                                 =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities:

      Financing arrangements                     $ 105,503         $  53,537
      Accounts payable                              55,925            38,251
      Deferred revenue                              28,906            23,011
      Accrued income taxes                          44,840            38,300
      Accrued liabilities                           75,809            62,582
                                                 ---------         ---------
           Total liabilities                       310,983           215,681
                                                 ---------         ---------

    Stockholders' Equity:
      Common stock, $.01 par value,
       100,000,000 shares  authorized,
       52,756,471 and 50,849,153 shares
       issued as of September 30, 2000
       and December 31, 1999, respectively            527               509
      Paid-in capital                             135,891           124,120
      Retained earnings                           229,783           179,576
      Unamortized value of restricted stock        (1,828)             (259)
      Treasury stock, at cost, 10,419,474 and
       6,245,723 shares as of September 30, 2000
       and December 31, 1999, respectively        (56,348)          (20,991)
                                                ---------         ---------
           Total stockholders' equity             308,025           282,955
                                                ---------         ---------
           Total liabilities and
            stockholders' equity                $ 619,008         $ 498,636
                                                =========         =========



See notes to condensed consolidated financial statements.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                         THREE MONTHS ENDED  NINE MONTHS ENDED
                                            SEPTEMBER 30,       SEPTEMBER 30,
                                         ------------------  ------------------
                                           2000      1999       2000      1999
                                           ----      ----       ----      ----
REVENUES
 Vacation ownership interests, net       $129,054  $110,975   $336,116  $282,939
 Resort management                         12,811    10,677     38,585    33,492
 Interest                                   8,135     7,780     22,608    21,744
 Net interest income and fees from
  qualifying special purpose entities       6,569     5,337     18,613    14,696
 Other                                     10,221     8,933     24,489    19,164
                                         --------  --------   --------  --------
     Total revenues                       166,790   143,702    440,411   372,035
                                         --------  --------   --------  --------

EXPENSES

 Vacation ownership interests
  - costs of sales                         34,034    28,755     88,903    73,813
 Sales and marketing                       62,987    53,400    164,754   136,464
 Provision for loan losses                  6,501     5,702     16,241    14,456
 Resort management                         10,752     8,254     32,223    26,168
 General and administrative                10,306     9,262     29,686    25,319
 Interest, net                              1,648     1,711      3,765     4,667
 Depreciation and amortization              2,631     1,977      7,139     5,924
 Other                                      7,086     6,542     17,038    16,604
 Litigation expenses                            -         -      4,700         -
                                         --------  --------   --------  --------
     Total expenses                       135,945   115,603    364,449   303,415
                                         --------  --------   --------  --------

 Earnings before provision for income
  taxes and extraordinary gain             30,845    28,099     75,962    68,620
 Provision for income taxes                11,603    10,755     28,655    25,402
                                         --------  --------   --------  --------
 Earnings before extraordinary gain        19,242    17,344     47,307    43,218

 Extraordinary gain - extinguishment
  of debt                                       -         -      2,900         -
                                         --------  --------   --------  --------

 Net earnings                            $ 19,242  $ 17,344   $ 50,207  $ 43,218
                                         ========  ========   ========  ========

BASIC EARNINGS PER SHARE:
 Earnings before extraordinary gain      $   0.46  $   0.39   $   1.12  $   0.98
 Extraordinary gain                             -         -       0.07         -
                                         --------  --------   --------  --------
 Net earnings                            $   0.46  $   0.39   $   1.19  $   0.98
                                         ========  ========   ========  ========

DILUTED EARNINGS PER SHARE:
 Earnings before extraordinary gain      $   0.45  $   0.38   $   1.07  $   0.95

 Extraordinary gain                             -         -       0.07         -
                                         --------  --------   --------  --------
 Net earnings                            $   0.45  $   0.38   $   1.14  $   0.95
                                         ========  ========   ========  ========

WEIGHTED AVERAGE SHARES OUTSTANDING
 Basic                                     41,720    44,074     42,098    43,995
                                         ========  ========   ========  ========
 Diluted                                   43,105    45,734     44,043    45,556
                                         ========  ========   ========  ========


See notes to condensed consolidated financial statements.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           2000         1999
                                                        ---------     ---------

OPERATING ACTIVITIES
 Net earnings                                           $ 50,207      $ 43,218
  Adjustments to reconcile net earnings
   to net cash provided by (used in)
   operating activities:
    Extraordinary gain - extinguishment of debt           (2,900)            -
    Depreciation and amortization                          7,139         5,924
    Non-cash litigation expenses                           4,700             -
    Provision for loan losses                             16,241        14,456
    Net interest income and fees from qualifying
     special purposes entities                           (18,613)      (14,696)
    Tax benefit from employee stock benefit plans            492           428
    Changes in operating assets and liabilities:
    Real estate inventories                              (30,099)       (5,500)
    Net investment activities of qualifying
     special purpose entities                             26,982        24,345
    Deferred revenue, accounts payable and
     accrued liabilities                                  38,096        28,550
    Other                                                  2,915        (1,283)
                                                        --------      --------
Net cash provided by operating activities                 95,160        95,442
                                                        --------      --------

INVESTING ACTIVITIES
 Purchase of property and equipment, net                 (15,989)      (10,535)
 Principal collections on receivables                     68,012        64,363
 Originations of receivables                            (263,693)     (202,948)
 Sales of receivables to qualifying special
  purpose entities                                        97,835        84,817
                                                        --------      --------
Net cash used in investing activities                   (113,835)      (64,303)
                                                        --------      --------

FINANCING ACTIVITIES
 Proceeds from financing arrangements                    210,276       114,757
 Repayments of financing arrangements                   (150,410)     (145,892)
 Activity related to employee stock benefit plans            555         1,835
 Repurchase of treasury stock                            (37,510)            -
 Net decrease in restricted cash                          (4,327)          352
                                                        --------      --------
Net cash provided by (used in) financing activities       18,584       (28,948)
                                                        --------      --------
Net (decrease) increase in cash and cash equivalents         (91)        2,191
Cash and cash equivalents, beginning of period            17,716         5,017
                                                        --------      --------
Cash and cash equivalents, end of period                $ 17,625      $  7,208
                                                        ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid, net of amounts capitalized              $  5,347      $  3,838
                                                        ========      ========
 Income taxes paid                                      $ 21,500      $ 13,476
                                                        ========      ========
 Capitalized interest                                   $  1,753      $  1,708
                                                        ========      ========


See notes to condensed consolidated financial statements.

                  FAIRFIELD COMMUNITIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 1 - GENERAL
------   -------

     Organization
     ------------

     We are one of the largest vacation ownership companies in the United States in terms of property owners, vacation units constructed and revenues from sales of vacation ownership interests. Our business includes (i) sales and marketing of vacation ownership interests at our resorts and off-site sales centers, (ii) acquiring, developing and operating vacation ownership resorts, (iii) providing consumer financing to individuals purchasing vacation ownership interests, and
(iv) providing property management services to property owners' associations at our resorts and other resorts. We offer vacation ownership interests that consist of either undivided fee simple interests or specified fixed week interval ownership in fully furnished vacation units.

     We have prepared the accompanying condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial information is unaudited, but reflects all adjustments consisting only of normal recurring accruals which are, in our opinion, necessary for a fair presentation of the results of operations for the interim periods. Our operating results for the interim periods are not necessarily indicative of the results that may be expected for us for the entire year because of seasonal and short-term variations. For further information, you should refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 1999.

     Basis of Presentation
     ---------------------

     Our accompanying condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. We have eliminated in consolidation all significant intercompany accounts and transactions, including certain qualifying special purpose entities, or QSPEs, in conformity with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Where appropriate, we have reclassified specific amounts in the consolidated financial statements of prior periods to conform to the current period presentation.

NOTE 2 - RECEIVABLES, NET
------   ----------------

     Receivables consist of the following (In thousands):

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                        2000             1999
                                                    ------------    ------------

     Total contracts receivable                      $ 555,842        $ 451,043
     Less: contracts receivable sold to QSPEs         (270,169)        (225,932)
                                                     ---------        ---------
                                                       285,673          225,111
     Mortgages and other                                24,444           24,892
                                                     ---------        ---------
                                                       310,117          250,003
     Less: allowance for loan losses                   (17,140)         (15,942)
                                                     ---------        ---------
     Receivables, net                                $ 292,977        $ 234,061
                                                     =========        =========

     During the nine months ended September 30, 2000, we sold approximately $120.5 million of our contracts receivable to the QSPEs. The QSPEs primarily funded these purchases through advances under their credit agreements and, in conjunction with these sales, we received cash plus non-cash consideration, primarily in the form of a subordinated note receivable, of $22.7 million.

     At September 30, 2000, the QSPEs held contracts receivable totaling $270.1 million, with related borrowings of $218.8 million. Except for repurchases of contracts that fail to meet initial eligibility requirements, we are not obligated to repurchase any defaulted or other contracts receivable sold to the QSPEs. We intend to repurchase some defaulted contracts receivable to facilitate the remarketing of the underlying vacation ownership interest. We maintain an allowance for loan losses as a result of our option to repurchase defaulted contracts and, at September 30, 2000, this allowance totaled $15.7 million and was classified in "Investments in and net amounts due from qualifying special purpose entities" on the Condensed Consolidated Balance Sheet.

NOTE 3 - REAL ESTATE INVENTORIES
------   -----------------------

     Real estate inventories are summarized as follows (In thousands):

                                                 SEPTEMBER 30,      DECEMBER 31,
                                                     2000               1999
                                                 -------------      ------------

         Land and improvements                     $  25,328         $  35,581
         Residential housing:
             Vacation ownership                      134,758            93,207
             Homes                                     3,887             5,086
                                                   ---------         ---------
                                                     138,645            98,293
                                                   ---------         ---------
                                                   $ 163,973         $ 133,874
                                                   =========         =========

NOTE 4 - FINANCING ARRANGEMENTS
------   ----------------------

     Financing arrangements are summarized as follows (In thousands):

                                                 SEPTEMBER 30,      DECEMBER 31,
                                                     2000               1999
                                                 -------------      ------------

     Revolving credit agreement                    $  78,096         $   9,300
     Notes payable:
       Collateralized by contracts receivable         21,837            30,338
       Other                                           5,570            13,899
                                                   ---------         ---------
                                                   $ 105,503         $  53,537
                                                   =========         =========


     At September 30, 2000, our Consolidated, Amended and Restated Revolving Credit Agreement provided borrowing ability up to $145.0 million; including up to $20.0 million for letters of credit, of which $11.1 million was outstanding at September 30, 2000. The outstanding debt under this agreement matures in July 2003 and bears interest at a variable rate equal to the base rate (9.5% at September 30, 2000). The outstanding debt is secured by our contracts receivable which, at September 30, 2000, had an aggregate book value of $255.4 million. At September 30, 2000, our borrowing availability under this agreement totaled $55.8 million.

     At September 30, 2000, notes payable collateralized by contracts receivable had a weighted average maturity of 26 months, which represents the approximate remaining weighted average life of the underlying contracts receivable. The weighted average stated interest rate on the borrowings was 6.4% at September 30, 2000. At September 30, 2000, we had pledged contracts receivable totaling $26.9 million to collateralize the borrowings. No additional fundings are available to us under this financing arrangement.

     On September 29, 2000, we entered into a $75.0 million Term Loan Agreement. The loan was funded on October 20, 2000 and we received proceeds, net of $2.1 million in financing costs, of $72.9 million. These proceeds were used to pay down the balance on our revolving credit agreement and fund other cash requirements. This loan matures in September 2005 and bears interest at a variable rate equal to LIBOR plus 5% (11.6% at October 20, 2000).

NOTE 5 - EARNINGS PER SHARE
------   ------------------

     The following table sets forth the computation of basic and diluted earnings per share ("EPS") (In thousands, except per share data):

                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                             SEPTEMBER 30,       SEPTEMBER 30,
                                           -----------------   -----------------
                                            2000      1999      2000      1999
                                           -------   -------   -------   -------

Numerator:
  Earnings before extraordinary gain       $19,242   $17,344   $47,307   $43,218
  Extraordinary gain - extinguishment
    of debt                                      -         -     2,900         -
                                           -------   -------   -------   -------
  Numerator for basic and diluted EPS      $19,242   $17,344   $50,207   $43,218
                                           =======   =======   =======   =======

Denominator:
  Denominator for basic EPS -
    weighted average shares                 41,720    44,074    42,098    43,995
  Effect of dilutive securities:
    Contingent shares issued                     -         -       580         -
    Options and warrants                       852     1,336       951     1,220
    Common stock held in escrow                278       324       278       341
    Restricted common stock                    255         -       136         -
                                           -------   -------   -------   -------
  Dilutive potential common shares           1,386     1,660     1,945     1,561
                                           -------   -------   -------   -------
  Denominator for diluted EPS -
    adjusted weighted average shares
    and assumed conversions                 43,105    45,734    44,043    45,556
                                           =======   =======   =======   =======
Basic earnings per share                   $  0.46   $  0.39   $  1.19   $  0.98
                                           =======   =======   =======   =======
Diluted earnings per share                 $  0.45   $  0.38   $  1.14   $  0.95
                                           =======   =======   =======   =======

NOTE 6 - SEGMENT DISCLOSURES
------   -------------------

     We operate one reportable business segment, which includes the development, marketing, sales and financing of vacation ownership interests at our resorts. Our revenues from this segment are derived from selling vacation ownership interests and from the interest income earned on contracts receivable generated by our providing financing to purchasers of those vacation ownership interests. We evaluate performance and allocate resources based on operating profit before income taxes, which includes depreciation expense, but does not allocate the related property and equipment on a segment basis.

     Our segment revenues totaled $394.5 million and $326.0 million for the nine months ended September 30, 2000 and 1999, respectively. A reconciliation of segment operating profit to earnings before provision for income taxes and extraordinary gain is as follows:

                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                      SEPTEMBER 30,            SEPTEMBER 30,
                                  ---------------------    ---------------------
                                     2000       1999         2000        1999
                                  ---------   ---------    ---------   ---------

Total segment operating profit    $ 37,706    $ 33,933     $101,576    $ 87,762
Other operating loss                (6,861)     (5,834)     (25,614)    (19,142)
                                  --------    --------     --------    --------
Earnings before provision
 for income taxes and
 extraordinary gain               $ 30,845    $  28,099    $ 75,962    $ 68,620
                                  ========    =========    ========    ========

     Other operating loss includes primarily general and administrative and litigation expenses, which are not allocated on a segment basis.

NOTE 7 - SUPPLEMENTAL INFORMATION
------   ------------------------

     On July 3, 2000, we tendered 1,764,704 shares of our common stock in satisfaction of certain debt and litigation as more fully described in Note 9 - Contingencies. In connection with this transaction, we incurred, in the second quarter of 2000, a pretax non-cash charge of $4.7 million, a related non-taxable extraordinary gain of $2.9 million associated with the extinguishment of $7.9 million of related debt and a credit to stockholders' equity of $11.0 million.

     Included in prepaid expenses and other assets at September 30, 2000 are costs in excess of net assets acquired of $4.0 million, prepaid assets of $4.8 million and unamortized capitalized financing costs totaling $3.5 million. Included in accrued liabilities at September 30, 2000 are accruals totaling $22.1 million related to our employee compensation programs and related benefits, accruals totaling $14.6 million for the fulfillment costs associated with our Discovery Vacations program and deposits associated with sales contracts totaling $7.3 million.

     Other revenues for the nine months ended September 30, 2000 and 1999, include home sales of $11.1 million and $8.4 million, respectively, and lot sales totaling $7.0 million and $4.5 million, respectively. Other expenses for the nine months ended September 30, 2000 and 1999, include costs of home sales, including selling expenses, of $8.5 million and $7.5 million, respectively, costs of lot sales of $1.5 million and $1.3 million, respectively, and accrued subsidies for certain property owners' associations of $1.3 million and $3.7 million, respectively.

     Other revenues for the three months ended September 30, 2000 and 1999, include home sales of $4.7 million and $3.7 million, respectively, and lot sales of $3.1 million and $2.4 million, respectively. Other expenses for the three months ended September 30, 2000 and 1999, include costs of home sales, including selling expenses, of $3.1 million and $3.3 million, respectively, costs of lot sales of $0.7 million and $0.6 million, respectively, and accrued subsidies for certain property owners' associations of $0.6 million and $1.2 million, respectively.

NOTE 8 - STOCKHOLDERS' EQUITY
------   --------------------

     On March 2, 2000, our Board of Directors authorized the repurchase of up to $60.0 million of our common stock in open market or privately negotiated transactions. The stock repurchase program expired on August 31, 2000. As of that date, we had repurchased $37.5 million of our common stock, including commissions, utilizing availability under our credit agreements. The repurchased shares, totaling 4.5 million, were accounted for as treasury shares and will be used to meet our obligations under our employee stock-based plans or for other corporate purposes.

NOTE 9 - CONTINGENCIES
------   -------------

     During 1993, two lawsuits, the Storm and the Daleske cases (the "Recreation Fee Litigation") were filed against Fairfield in the District Court of Archuleta County, Colorado. The Recreation Fee Litigation, which seeks certification as class actions, alleges that Fairfield wrongfully imposed an annual recreation fee on owners in Fairfield's Pagosa, Colorado development. The Recreation Fee Litigation seeks, among other things, refund, with interest, of recreation fees collected by Fairfield (estimated to total in excess of $800,000), damages, punitive damages and attorneys' fees. Two additional related lawsuits were subsequently filed in the Archuleta County District Court: the Fiedler case, filed in October 1994, concerns two lots, while the Lobdell case, filed in November 1994, is a purported class action. By orders dated September 19, 1998, the Colorado District Court generally denied plaintiffs' motions for summary judgments and granted Fairfield's motions for summary judgments in all of the cases. Fairfield has filed motions seeking payment of past due recreation fees, plus interest and attorneys' fees and expenses.

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

     On March 1, 1997, Fairfield's 10% Senior Subordinated Secured Notes (the "FCI Notes"), having a principal amount of $15.1 million, matured. In settlement of the FCI Notes, Fairfield transferred $7.9 million in cash (the "$7.9 Million Payment") and the assets collateralizing the FCI Notes, with an appraised market value of $7.2 million (the "Real Estate Collateral"), to IBJ Schroder Bank & Trust Company, as indenture trustee for the FCI Notes. The indenture trustee filed suit in the United States District Court for the Southern District of New York (the "District Court"), contesting Fairfield's method of satisfying this obligation and claiming a default under the indenture securing the FCI Notes. This action alternatively (a) disputed Fairfield's right to transfer the Real Estate Collateral in satisfaction of the FCI Notes, seeking instead a cash payment of $7.2 million, plus interest and the fees and expenses of the action, in addition to the $7.9 Million Payment, or (b) disputed the $7.9 Million Payment, seeking instead the issuance of 1,764,706 shares of Fairfield's Common Stock (the "Contested Shares"), previously reserved for issuance if a deficiency resulted on the FCI Notes at maturity. Pursuant to the indenture for the FCI Notes, the noteholders are entitled to retain, as a premium, up to $2.0 million from the proceeds of the collateral (the "Collateral") transferred in satisfaction of the FCI Notes (including, if applicable, the Contested Shares) in excess of the amount of principal and accrued interest due at maturity. The indenture trustee on September 24, 1997 filed a motion, which Fairfield opposed, seeking to require the immediate issuance and sale of the Contested Shares, with the proceeds to be held in escrow, pending the outcome of the litigation (the "Injunction Demand"). The indenture trustee indicates that it has sold the Real Estate Collateral for approximately $4.4 million, although Fairfield was advised in late October 1999 that one or more of the noteholders participated in such purchase. The District Court on April 24, 1998 entered an order denying the Injunction Demand and granting Fairfield's motion for summary judgment. The indenture trustee appealed the District Court's order to the Court of Appeals for the Second Circuit (the "Court of Appeals"), which on May 6, 1999 reversed the District Court decision and granted partial summary judgment to the indenture trustee, holding that Fairfield's method of satisfying the FCI Notes at maturity violated the terms of the indenture, but declining to enter the indenture trustee's Injunction Demand. The Court of Appeals upheld Fairfield's position that the Contested Shares should not be distributed to the noteholders without limitation, limiting any premium to $2.0 million. The Court of Appeals remanded the case to the District Court for further proceedings to enforce the terms of the indenture, including specifically consideration of whether or not to enter the indenture trustee's Injunction Demand and whether or not the sale of the Real Estate Collateral for $4.4 million by the indenture trustee was commercially reasonable and, if not, how this would bear upon the relief sought by the indenture trustee. The indenture trustee has filed a motion (the "Stock Issuance Motion") with the District Court, which Fairfield initially opposed, seeking to compel issuance of the Contested Shares and authority to sell a portion of such shares, to permit approximately $12.3 million to be distributed in the interim to the noteholders.

     On July 3, 2000, Fairfield tendered 1,764,704 shares of its common stock to the indenture trustee and indicated that it would generally withdraw its opposition to the Stock Issuance Motion. Fairfield believes that it is in Fairfield's best interest to conclude this litigation, to avoid the continuing expenses and need to devote management time to the defense of this action. Fairfield intends to seek return of the $7.9 Million Payment and an order closing the case. The indenture trustee is seeking payment of its fees and expenses associated with the litigation and has filed a motion to amend its complaint to allege that Fairfield's wrongful failure in 1997 to issue the Contested Shares allows the indenture trustee to seek a cash recovery from Fairfield, which the indenture trustee asserts is approximately $3.25 million, representing the difference between the value realized in selling the stock and the approximately $18.9 million claimed by the indenture trustee, and also seeks $10 million in punitive damages. Fairfield opposes the indenture trustee's motion. The indenture is non-recourse to Fairfield except as to recourse to the Collateral and except for the indenture trustee's fees and expenses, which are fully recourse obligations.

     During 1997, a lawsuit was filed against Vacation Break U.S.A., Inc. in the Circuit Court for Pinellas County, Florida by Market Response Group & Laser Company, Inc. ("MRG&L") alleging that Vacation Break and others conspired to boycott MRG&L and fix prices for mailings in violation of the Florida Antitrust Act, and in concert with others, engaged in various acts of unfair competition, deceptive trade practices and common law conspiracy. The complaint also alleges that Vacation Break breached its contract with MRG&L, that Vacation Break misappropriated proprietary information from MRG&L and that Vacation Break interfered with, and caused other companies to breach their contracts with MRG&L. While Fairfield cannot calculate the total amount of damages sought by MRG&L, it appears from the initial complaint, and subsequent submissions by MRG&L's counsel, to be substantially in excess of $50 million.

     On September 2, 1998, Vacation Break filed a separate action in federal District Court for the Middle District of Florida, Tampa Division, asserting various antitrust tying and other claims against MRG&L and related parties. MRG&L has asserted in the federal action similar counterclaims as the claims alleged in the state court action. During September 2000, in the federal action, Vacation Break and MRG&L each filed a motion for summary judgment and MRG&L filed a motion for judgment on the pleadings. The court has not yet ruled on those motions. A trial is anticipated to occur during 2001. Under the terms of the Principal Stockholders Agreement, entered into in connection with the acquisition of Vacation Break, Fairfield has been indemnified for (a) 75% of the damages which may be incurred in connection with the defense of the MRG&L litigation and (b) 25% of the expense incurred in defending the MRG&L litigation, in excess of the September 30, 1997 reserve on Vacation Break's books, with the maximum amount of indemnification to be $6.0 million. Such indemnification agreement has been collateralized by, and recourse under the indemnity agreement is limited to, the pledge of shares of Fairfield's Common Stock, valued as of December 18, 1997 (adjusted for stock splits and certain other similar items), at an indemnification value of $21.59375 per share, and the proceeds thereof. Any shares of Common Stock Fairfield receives under the indemnification agreement will reduce the number of shares outstanding. The amount of any settlement, adverse judgment or defense costs, in excess of amounts accrued, would be charged to operations, notwithstanding the availability of indemnification under the Principal Stockholders Agreement.

     The Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these legal proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.

NOTE 10 - SUBSEQUENT EVENT
-------   ----------------

     On November 1, 2000, we entered into a definitive merger agreement with Cendant Corporation whereby Cendant will acquire all of our outstanding common stock. Under the terms of the agreement, if sufficient shareholders elect to receive cash, Cendant must pay at least 50% of the consideration in cash; the balance will either be in cash or Cendant common stock, at Cendant's election. The transaction is expected to close in early 2001 and is subject to our shareholders' approval, regulatory approvals, and other customary conditions.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

FORWARD-LOOKING INFORMATION

     Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations include certain forward-looking statements, including, without limitation, statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Many of those statements are identified by words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and "should," and variations of these words and similar expressions. Forward-looking statements that we make are based on estimates, projections, beliefs and assumptions at the time of the statements and are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

     Actual future performance, outcomes and results may differ materially from those we expressed in forward-looking statements as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation):

o    general industry and economic conditions;

o    interest rate trends;

o    regulatory changes;

o    availability of real estate properties;

o competition from national hospitality companies and other competitive factors and pricing pressures;

o an increase or decrease in the number of resort properties subject to the percentage-of-completion method of accounting, which requires deferral of sales and profits on such projects to the extent that the construction is not substantially complete;

o    shifts in customer demands;

o    changes  in  operating  expenses,   including  employee  wages,  commission
     structures and related benefits;

o    economic cycles;

o the risk of us incurring an unfavorable judgment in any litigation or audit, and the impact of any related monetary or equity damages;

o our lack of experience in markets where we have purchased land and are developing vacation ownership resorts for the first time;

o    our success in hiring, training and retaining qualified employees; and

o the continued availability of financing in the amounts and on the terms necessary to support our future business.

RESULTS OF OPERATIONS

     We currently own and/or operate 33 resorts located in 12 states and the Bahamas. These resorts are in various stages of development with 23 located in destination areas with popular vacation attractions and 10 located in scenic regional locations. During 1999, we began sales operations on a start-up basis for our six newest destination resorts to be developed in Sedona, Arizona; Durango, Colorado; Daytona Beach, Florida; Destin, Florida; Las Vegas, Nevada and Gatlinburg, Tennessee.

     The following table sets forth certain consolidated operating information for the three and nine months ended September 30, 2000 and 1999, respectively.


                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                             SEPTEMBER 30,       SEPTEMBER 30,
                                          ------------------   -----------------
                                             2000     1999       2000     1999
                                             ----     ----       ----     ----

As a percentage of total revenues:
 Vacation ownership interests, net           77.4%    77.2%      76.3%    76.1%
 Resort management                            7.7      7.4        8.8      9.0
 Interest income                              4.9      5.4        5.1      5.8
 Net interest income and fees from
  qualifying special purpose entities         3.9      3.7        4.2      4.0
 Other                                        6.1      6.3        5.6      5.1
                                            ------   ------     ------   ------
                                            100.0%   100.0%     100.0%   100.0%
                                            ======   ======     ======   ======

As a percentage of related revenues:
 Cost of sales - vacation ownership
  interests                                  26.4%    25.9%      26.5%    26.1%
 Resort management                           83.9%    77.3%      83.5%    78.1%
 Sales and marketing                         47.6%    47.0%      47.9%    47.5%
 Provisions for loan losses                   4.9%     5.0%       4.7%     5.0%

As a percentage of total revenues:
 General and administrative                   6.2%     6.4%       6.7%     6.8%
 Depreciation and amortization                1.6%     1.4%       1.6%     1.6%
 Other                                        4.2%     4.6%       3.9%     4.5%


Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     We achieved net earnings of $50.2 million for the nine months ended September 30, 2000 on total revenues of $440.4 million. This result represents a 16% increase in net earnings and an 18% increase in total revenues over the comparable nine month period in 1999. Diluted earnings per share of $1.14 for the nine months ended September 30, 2000 increased 20% as compared to the similar period in 1999.

     Vacation Ownership Interests
     ----------------------------

     Our gross revenues from vacation ownership interests increased 21% to $341.6 million for the nine months ended September 30, 2000, as compared to $281.4 million for the nine months ended September 30, 1999. Revenues from sales of vacation ownership interests at our destination resorts continue to comprise the largest portion of total vacation ownership interests revenues. These revenues accounted for 81% and 80% of total vacation ownership interests revenues for the nine months ended September 30, 2000 and 1999, respectively.

     Net revenues from vacation ownership interests increased 19% to $336.1 million for the nine months ended September 30, 2000, as compared to $282.9 million for the nine months ended September 30, 1999. This increase was attributable to the same factors that impacted gross vacation ownership interests revenue growth trends and to a net revenue deferral of $5.5 million for the nine months ended September 30, 2000, as compared to net revenue recognition of $1.6 million for the nine months ended September 30, 1999 related to the percentage-of-completion method of accounting.

     Revenues from sales of vacation ownership interests in projects under construction are recognized using the percentage-of-completion method of accounting. Under this method, we recognize revenues as construction progresses and costs are incurred. The progression of a project under construction is determined by the proportion of costs incurred to date as they relate to total estimated acquisition, construction and direct selling costs for that project. The remaining revenue and related cost of sales are deferred and recognized as the remaining costs are incurred. We are currently in the development stage at several of our projects. We expect that sales of vacation ownership interests at these projects will generate deferred revenue because generally, we complete many of our sales prior to the completion of the related vacation ownership interests units. At September 30, 2000, we had deferred revenue totaling $12.2 million for projects under construction, which will be recognized upon completion of the respective units.

     The following table reconciles sales of vacation ownership interests recorded to vacation ownership interests revenues recognized for the respective periods (In thousands):

                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                        SEPTEMBER 30,          SEPTEMBER 30,
                                     -------------------    --------------------
                                       2000       1999        2000       1999
                                     --------   --------    --------   ---------

Vacation ownership interests         $134,000   $112,024    $341,626   $281,365
Add: Deferred revenue at
 beginning of period                    7,288      5,602       6,724      8,225
Less: Deferred revenue at
 end of period                        (12,234)    (6,651)    (12,234)    (6,651)
                                     --------   --------    --------   --------
Vacation ownership interests, net    $129,054   $110,975    $336,116   $282,939
                                     ========   ========    ========   ========

     Cost of sales for vacation ownership interests, as a percentage of related net revenues, increased slightly to 26.5% for the nine months ended September 30, 2000, as compared to 26.1% for the nine months ended September 30, 1999. We anticipate somewhat higher product costs during the remainder of 2000 as we continue to develop and construct vacation ownership interests inventory at certain of our destination resorts.

     Sales and marketing expenses, as a percentage of related net revenues, were 47.9% and 47.5% for the nine months ended September 30, 2000 and 1999, respectively. Exclusive of our six newest destination resorts, all of which began "start-up" operations in the second quarter of 1999, sales and marketing expenses, as a percentage of related net revenues, were 45.9% and 46.5% for the nine months ended September 30, 2000 and 1999, respectively. This difference is attributable to the lower operating margins for sales operations we experienced during the start-up phase of our new resorts as we develop our owner base and established sales and marketing programs for each new location.

     The provision for loan losses, as a percentage of related net revenues, remained relatively constant at 4.7% for the nine months ended September 30, 2000 as compared to 5.0% for the same period in 1999. We provide for losses on contracts receivable by a charge against earnings at the time of sale at a rate based upon our historical cancellation experience, our estimate of future losses and current economic factors. We maintain the allowance for contracts receivable at a level we believe is adequate based upon periodic analysis of the contracts receivable portfolio. We anticipate the provision for loan losses will remain relatively constant during the remainder of 2000.

     Resort Management
     -----------------

     Resort management revenues increased 15% to $38.6 million for the nine months ended September 30, 2000, as compared to $33.5 million for the nine months ended September 30, 1999. This increase is attributable primarily to the increased management fees income resulting from the continued growth in the number of units and resorts under our management and the increased reservation income resulting from the continued growth in the number of owners using our system. Resort management expenses increased 23% to $32.2 million for the nine months ended September 30, 2000, as compared to $26.2 million for the similar period in 1999. This increase is attributable primarily to costs associated with the additional units and resorts under our management and the additional costs associated with the organizational infrastructure necessary to support our reservation and customer service operations.

     Net Interest Income
     -------------------

     For purposes of management's discussion of results of operations, net interest income includes interest earned from our contracts receivable portfolio, interest expense from our financing arrangements and net interest income and fees from the qualifying special purpose entities or QSPEs.

     Net interest income increased 18% to $37.5 million for the nine months ended September 30, 2000, as compared to $31.8 million for the same period in 1999. This increase is attributable primarily to an increase in our average balance of outstanding contracts receivable, which was $489.4 million compared with $395.1 million for the nine months ended September 30, 2000 and 1999, respectively, and a shift in funding sources from our financing arrangements to the credit facilities of the QSPEs, which carry a lower weighted average cost of funds.

     We use interest rate caps, interest rate swaps or similar instruments on a limited basis to manage the interest rate characteristics of certain of our outstanding financing arrangements in order to obtain a more desirable fixed rate basis and to limit our exposure to rising interest rates. Interest rate differentials paid or received under the terms of these instruments are recognized as adjustments of interest expense related to the designated financing arrangements.

     General and Administrative
     --------------------------

     General and administrative expenses, consisting primarily of corporate overhead, as a percentage of total revenues, remained relatively constant at 6.7% during the nine months ended September 30, 2000 as compared to 6.8% for the same period in 1999. We anticipate that general and administrative expenses, in absolute dollars, will increase as we continue to invest in our management and organizational infrastructure and information technology infrastructure in order to more efficiently manage our anticipated sales growth in vacation ownership interests.

     Litigation Expenses
     -------------------

     On July 3, 2000, we tendered 1,764,704 shares of our common stock in satisfaction of certain debt and litigation. In connection with this transaction, we incurred, in the second quarter of 2000, a pretax non-cash charge of $4.7 million, a related non-taxable extraordinary gain of $2.9 million associated with the extinguishment of $7.9 million of related debt, and a credit to stockholders' equity of $11.0 million.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     We achieved net earnings of $19.2 million for the three months ended September 30, 2000 on total revenues of $166.8 million. This result represents an 11% increase in net earnings and a 16% increase in total revenues over the comparable three month period in 1999. Diluted earnings per share of $0.45 for the three months ended September 30, 2000 increased 18%, as compared to the similar period in 1999.

     All revenue and expense trends, other than those mentioned below, for the three months ended September 30, 2000, compared to the same period in 1999, were generally consistent with the trends of the related nine month period.

     Vacation Ownership Interests
     ----------------------------

     Gross revenues from vacation ownership interests increased 19.6% to $134.0 million for the three months ended September 30, 2000, as compared to $112.0 million for the three months ended September 30, 1999. Revenues from sales of vacation ownership interests at our destination resorts continues to comprise the largest portion of total vacation ownership interests revenues. These revenues accounted for 81.8% and 80.1% of total vacation ownership interests revenues for the three months ended September 30, 2000 and 1999, respectively.

     Net revenues from vacation ownership interests increased 16.3% to $129.1 million for the three months ended September 30, 2000, as compared to $111.0 million for the three months ended September 30, 1999. These revenues were affected by net revenue deferrals of $4.9 million and $1.0 million for the three months ended September 30, 2000 and 1999, respectively.

     As previously noted, sales and marketing expenses, as a percentage of related net revenues, increased slightly for the three months ended September 30, 2000, as compared to the similar period in 1999. Exclusive of our six newest destination resorts, all of which began "start-up" operations in the second quarter of 1999, sales and marketing expenses, as a percentage of related net revenues, were 46.0% and 45.7% for the three months ended September 30, 2000 and 1999, respectively. This difference is attributable to the lower operating margins for sales operations we experienced during the start-up phase of our newest resorts as we develop our owner base and established sales and marketing programs for each new location.

LIQUIDITY AND CAPITAL RESOURCES

     We generate cash primarily from down payments on sales of vacation ownership interests for which we provide financing, cash sales of vacation ownership interests, principal and interest payments on contracts receivable, proceeds from sales of contracts receivable to the QSPEs and borrowings collateralized by the contracts receivable. We also generate cash on the interest differential between the interest charged on the contracts receivable and the interest paid on the borrowings collateralized by the contracts receivable.

     As of September 30, 2000, our cash and cash equivalents were $17.6 million, a decrease of $0.1 million from December 31, 1999. Cash provided by operating activities was $95.2 million and $95.4 million for the nine months ended September 30, 2000 and 1999, respectively. Cash from operating activities is after consideration of the increase in real estate inventories which was $30.1 million and $5.5 million for the nine months ended September 30, 2000 and 1999, respectively.

     Cash used in investing activities was $113.8 million for the nine months ended September 30, 2000, compared to $64.3 million for the nine months ended September 30, 1999. As a result of increased sales volumes of vacation ownership interests, originations of contracts receivable exceeded principal collections by $195.7 million for the nine months ended September 30, 2000, as compared to $138.6 million for the nine months ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, we received $97.8 million and $84.8 million, respectively, in cash from the sale of contracts receivable to the QSPEs.

     Cash provided by financing activities was $18.6 million for the nine months ended September 30, 2000, compared to cash used in financing activities of $28.9 million for the nine months ended September 30, 1999. During the nine months ended September 30, 2000, proceeds of financing arrangements exceeded repayments by $59.9 million, as compared to repayments of financing arrangements exceeding proceeds by $31.1 million during the nine months ended September 30, 1999.

     On March 2, 2000, our Board of Directors authorized the repurchase of up to $60.0 million of our common stock in open market or privately negotiated transactions. The stock repurchase program expired on August 31, 2000. As of that date, we repurchased $37.5 million of our common stock, including commissions, utilizing availability under our revolving credit agreements. The repurchased shares, totaling 4.5 million, were accounted for as treasury shares and will be used to meet our obligations under our employee stock-based plans or for other corporate purposes.

     We intend to continue our growth-oriented strategy. Accordingly, we may from time to time acquire additional vacation ownership resorts, additional land upon which vacation ownership resorts may be expanded or developed and companies operating resorts or having vacation ownership assets, management, or sales and marketing expertise commensurate with our operations in the vacation ownership industry. We are currently evaluating the acquisition of certain land parcels to be used for expanding existing resorts and developing new resorts. In addition, we are also evaluating certain vacation ownership interests and property management acquisitions to integrate into or expand our current operations.

     We believe that we have access to sufficient financial resources to finance our growth, as well as to support our ongoing operations and meet debt service and other cash requirements. However, our ability to acquire and develop additional properties, which is important to our growth plans, is partially dependent on the availability and cost of capital. We monitor the status of the capital markets and regularly evaluate the effect that changes in capital market conditions may have on our ability to execute our announced growth plans. In the future, we may negotiate additional credit facilities or issue corporate debt or equity securities. Any debt incurred or issued by us may be secured or unsecured, at a fixed or variable interest rate, and may be subject to such additional terms as management deems appropriate.

     Credit Facilities of the Company
     --------------------------------

     At September 30, 2000, our Consolidated, Amended and Restated Revolving Credit Agreement provides us with the ability to borrow up to $145.0 million; which includes up to $20.0 million for letters of credit, of which $11.1 million was outstanding at September 30, 2000. The outstanding debt under this agreement is collateralized by contracts receivable which, at September 30, 2000, had an aggregate book value of $255.4 million. At September 30, 2000, our borrowing availability under this agreement was $55.8 million.

     At September 30, 2000, Fairfield Capital Corporation, a wholly owned subsidiary of FAC - Nevada, had outstanding borrowings of $21.8 million. At September 30, 2000, contracts receivable totaling $26.9 million collateralized these borrowings. No additional fundings are available under this financing arrangement.

     On September 29, 2000, we entered into a $75.0 million Term Loan Agreement. The loan was funded on October 20, 2000 and we received proceeds, net of $2.1 million in financing costs, of $72.9 million. These proceeds were used to pay down the balance on our revolving credit agreement and fund other cash requirements. This loan matures in September 2005 and bears interest at a variable rate equal to LIBOR plus 5% (11.6% at October 20, 2000).

     Credit Facilities of Qualifying Special Purpose Entities
     --------------------------------------------------------

     The credit facilities of the QSPEs provide for borrowings of up to $350.0 million for the purchase of contracts receivable from FAC - Nevada. At September 30, 2000, the QSPEs held $270.1 million of contracts receivable, with outstanding associated borrowings of $218.8 million collateralized by the contracts receivable.

     Income Taxes
     ------------

     We report our sales of vacation ownership interests on the installment method for federal income tax purposes. Under this method, we do not recognize taxable income on sales of vacation ownership interests until the installment payments have been received from our customers. Our federal alternative minimum tax is impacted by the net deferral of income resulting from our election of the installment sales method. The payment of alternative minimum tax reduces the future regular tax liability and creates a deferred tax asset. For the nine months ended September 30, 2000, we made alternative minimum tax payments totaling $21.5 million. We anticipate to continue to make significant alternative minimum tax payments in future periods.

     Recent Accounting Pronouncements
     --------------------------------

     Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, will become effective for fiscal years beginning after June 15, 2000. SFAS No. 133 defines derivative instruments and requires that they be recognized as assets or liabilities on the balance sheet, measured at fair value. It further specifies the nature of changes in the fair value of the derivatives which are included in the current period results of operations and those which are included in other comprehensive income. We continue to evaluate the significance of our derivative instruments; however, we do not expect the initial adoption of SFAS No. 133 will have a material impact on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are required to adopt SAB No. 101, as amended, in the fourth quarter of fiscal 2000. We do not expect the adoption of SAB No. 101 will have a material effect on our financial position or results of operations.

     In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 replaces SFAS No. 125, issued in June 1996. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. We are currently evaluating this pronouncement; however, we do not expect it to have a material effect on our financial position or results of operations.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------   ----------------------------------------------------------

     We are exposed to interest rate changes primarily as a result of providing fixed-rate financing to purchasers of our vacation ownership interests, which we use to secure our variable-rate borrowings under our financing arrangements. We use interest rate cap and swap agreements in an effort to mitigate the impact of fluctuations in those rates of interest. If interest rates on our financing arrangements had increased 200 basis points for the nine months ended September 30, 2000, our interest expense, after considering the effects of our interest rate cap and swap agreements, would increase; net interest income and fees from the QSPEs would decrease; and earnings before provision for income taxes would decrease by a total of $1.6 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing costs and interest rate cap and swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, if a change of that magnitude were to occur, we would likely take actions to further mitigate our exposure to the change. However, as a result of the uncertainty of the specific actions that we could take and their possible effects, this sensitivity analysis assumes no changes in our financial structure. No material changes to our exposure to market risk have occurred since December 31, 1999.

PART II - OTHER INFORMATION
-------   -----------------

ITEM 1 - LEGAL PROCEEDINGS
------   -----------------

               Incorporated   by   reference  to  this   description   of  legal
               proceedings is the "Contingencies" footnote in the financial statements set forth in Part I, "Financial Information".

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
------   -----------------------------------------

          (c) As disclosed under "Contingencies" in the footnotes to the financial statements set forth in Part I, "Financial Statements", we issued 1,674,704 of our common shares to the indenture trustee for the Senior Subordinated Secured Notes. The shares were issued pursuant to our plan of reorganization approved by the United States Bankruptcy Court of the Eastern District of Arkansas Western Division in reliance on the exemption from registration provided under Section 1145 of the Bankruptcy Code.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

          (a)  Exhibits
               --------

               See the Exhibit Index.

          (b)  Reports on Form 8-K
               -------------------

               On July 17, 2000, we filed a report describing the issuance of 1,764,704 shares of our common stock in satisfaction of certain debt and litigation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FAIRFIELD COMMUNITIES, INC.

Date:   November 13, 2000         /s/ Robert W. Howeth
     ----------------------       ----------------------------------------------
                                  Robert W. Howeth, Executive Vice President and
                                             Chief Financial Officer



Date:   November 13, 2000         /s/ William G. Sell
     ----------------------       ----------------------------------------------
                                  William G. Sell, Senior Vice President and
                                                 Controller
                                         (Chief Accounting Officer)

                           FAIRFIELD COMMUNITIES, INC.
                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number
------

3(a) Second Amended and Restated Certificate of Incorporation of the Registrant, effective September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

3(b) Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 4.2 to the Registrant's Form S-8, SEC File No. 333-42901, and incorporated herein by reference)

3(c) Fifth Amended and Restated Bylaws of the Registrant, dated May 9, 1996 (previously filed with the Registrant's Current Report on Form 8-K dated May 22, 1996 and incorporated herein by reference)

4.1 Supplemented and Restated Indenture between the Registrant, Fairfield River Ridge, Inc., Fairfield St. Croix, Inc. and IBJ Schroder Bank & Trust Company, as Trustee, and Houlihan Lokey Howard & Zukin, as Ombudsman, dated September 1, 1992, related to the Senior Subordinated Secured Notes (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

4.2 First Supplemental Indenture to the Supplemented and Restated Indenture, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

4.3 Second Supplemental Indenture to the Supplemented and Restated Indenture, dated September 1, 1992 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

4.4 Third Supplemental Indenture to the Supplemented and Restated Indenture, dated March 18, 1993 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 and incorporated herein by reference)

4.5 Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

10.1 Amended and Restated Credit Agreement, dated July 25, 2000, between Fairfield Receivables Corporation, Fairfield Acceptance Corporation-Nevada, Fairfield Communities, Inc., EagleFunding Capital Corporation, Falcon Asset Securitization Corporation and the other commercial paper conduits from time to time party hereto, Bank One, N.A., FleetBoston Robertson Stephens Inc., CIBC World Markets Corp., Banc One Capital Markets, Inc. and Fleet National Bank (attached)

10.2 Consolidated, Amended and Restated Revolving Credit Agreement, dated July 25, 2000, between Fairfield Communities, Inc., Fairfield Acceptance Corporation-Nevada, Fleet National Bank, Bank One, N.A. and certain other lending institutions and FleetBoston Robertson Stephens Inc. (attached)

10.3 Amended and Restated Receivables Purchase Agreement, dated July 25, 2000, between Fairfield Acceptance Corporation-Nevada, Fairfield Communities, Inc., Fairfield Myrtle Beach, Inc., Sea Gardens Beach and Tennis Resort, Inc., Vacation Break Resorts, Inc., Vacation Break Resorts at Star Island, Inc., Palm Vacation Group, Ocean Ranch Vacation Group and Fairfield Receivables Corporation (attached)

10.4 Seventh Amended and Restated Title Clearing Agreement (Colorado), dated July 25, 2000, between Fairfield Communities, Inc., Fairfield Acceptance Corporation-Nevada, Fairfield Capital Corporation, Fairfield Funding Corporation, II, Fairfield Receivables Corporation, Colorado Land Title Company, Fleet National Bank and Capital Markets Assurance Corporation (attached)

10.5 Ninth Amended and Restated Title Clearing Agreement (Lawyers), dated July 25, 2000, between Fairfield Communities, Inc., Fairfield Acceptance Corporation-Nevada, Fairfield Capital Corporation, Fairfield Funding Corporation, II, Fairfield Receivables Corporation, Lawyers Title Insurance Corporation, Fleet National Bank and Capital Markets Assurance Corporation (attached)

10.6 Fourth Amended and Restated Seawatch Plantation Title Clearing Agreement, dated July 25, 2000, between Fairfield Communities, Inc., Fairfield Myrtle Beach, Inc., Fairfield Acceptance Corporation-Nevada, Fairfield Capital Corporation, Fairfield Funding Corporation, II, Fairfield Receivables Corporation, Lawyers Title Insurance
          Corporation, Fleet National Bank and Capital Markets Assurance Corporation (attached)

10.7 Westwinds Fifth Amended and Restated Title Clearing Agreement, dated July 25, 2000, between Fairfield Communities, Inc., Fairfield Myrtle Beach, Inc., Fairfield Acceptance Corporation-Nevada, Fairfield Capital Corporation, Fairfield Funding Corporation, II, Fairfield Receivables Corporation, Lawyers Title Insurance Corporation, Fleet National Bank, Resort Funding, Inc. and Capital Markets Assurance Corporation (attached)

10.8 Sixth Amended and Restated Supplementary Trust Agreement (Arizona), dated July 25, 2000, between Fairfield Communities, Inc., Fairfield Acceptance Corporation-Nevada, Fairfield Capital Corporation, Fairfield Funding Corporation, II, Fairfield Receivables Corporation, First American Title Insurance Company, Fleet National Bank and Capital Markets Assurance Corporation (attached)

10.9 Fourth Amended and Restated Nashville Title Clearing Agreement, dated July 25, 2000, and between Fairfield Communities, Inc., Fairfield Acceptance Corporation-Nevada, Fairfield Capital Corporation, Fairfield Funding Corporation, II, Fairfield Receivables Corporation, Lawyers Title Insurance Corporation, Fleet National Bank and Capital Markets Assurance Corporation (attached)

10.10 Sixth Amended and Restated Operating Agreement, dated July 25, 2000, between Fairfield Communities, Inc., Fairfield Myrtle Beach, Inc., Sea Gardens Beach and Tennis Resort, Inc., Vacation Break Resorts, Inc., Vacation Break Resort at Star Island, Inc., Palm Vacation Group, Ocean Ranch Vacation Group and Fairfield Acceptance Corporation-Nevada (attached)

10.11 Promissory Note and Security Agreement between the Registrant and Robert W. Howeth, entered into on September 20, 2000 (attached)

10.12 Term Loan Agreement, dated September 29, 2000, between Fairfield Communities, Inc., Fleet National Bank and certain other lending institutions and FleetBoston Robertson Stephens Inc. (attached)

10.13 Form of Option Agreement between the Registrant and certain officers of the Registrant under the Registrant's 2000 Incentive Stock Plan (attached)

10.14 Form of Option Agreement between the Registrant and certain officers of the Registrant under the Registrant's 1997 Stock Option Plan (attached)

10.15 Form of Warrant Agreement between the Registrant and certain officers and employees of the Registrant under the Registrant's 1992 Warrant Plan (attached)

10.16 Form of Restricted Stock Agreement between the Registrant and certain officers of the Registrant under the Registrant's 2000 Incentive Stock Plan (attached)

10.17 Form of Restricted Stock Agreement between the Registrant and certain directors of the Registrant under the Registrant's 2000 Incentive Stock Plan (attached)

10.18 Form of Warrant Agreement between the Registrant and certain directors of the Registrant under the Registrant's 1992 Warrant Plan (attached)

10.19 Form of Restricted Stock Agreement, dated June 19, 2000, between the Registrant and Bryan D. Langton (attached)

10.20 Amendment to Employment Agreement between the Registrant and Franz S. Hanning, dated June 22, 2000 (attached)

10.21 Amendment to Employment Agreement between the Registrant and Marcel J. Dumeny, dated June 22, 2000 (attached)

10.22 Employment Agreement, dated June 22, 2000, between the Registrant and Robert W. Howeth (attached)

10.23 Employment Agreement, dated March 27, 2000, between the Registrant and Matthew J. Durfee (attached)

10.24 Form of Employment Agreement between the Registrant and certain officers of the Registrant (attached)

10.25 Form of Option Agreement, dated May 18, 2000, between the Registrant and James G. Berk (attached)

27        Financial Data Schedule (attached)