Form 10-K
period 2000-12-31
FAIRFIELD COMMUNITIES INC
filed 2001-03-14
CIK 276189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

    [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 2000

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
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of February 16, 2001, the number of shares of the registrant's Common Stock outstanding was 43,187,766 and the aggregate market value of the registrant's Common Stock held by non-affiliates totaled approximately $621.5 million.

         Documents Incorporated by Reference: Parts I, II and III of this Form 10-K incorporate certain information by reference from the registrant's Annual Report to Stockholders for the year ended December 31, 2000 and the Proxy Statement to be issued in connection with its 2001 Annual Meeting of Stockholders.

                                    INDEX TO

                           ANNUAL REPORT ON FORM 10-K

                                                                            Page
                                                                            ----
                                     PART I
                                     ------

Item 1.   Business......................................................       3

Item 2.   Properties....................................................       4

Item 3.   Legal Proceedings.............................................       8

Item 4.   Submission of Matters to a Vote of Security Holders...........       8

                                     PART II
                                     -------

Item 5.   Market for Registrant's Common Stock and Related
            Stockholder Matters.........................................      10

Item 6.   Selected Financial Data.......................................      10

Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................      10

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk....      10

Item 8.   Financial Statements and Supplementary Data...................      10

Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure......................      10

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant............      10

Item 11.  Executive Compensation........................................      11

Item 12.  Security Ownership of Certain Beneficial
            Owners and Management.......................................      11

Item 13.  Certain Relationships and Related Transactions................      11

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K.........................................      11

                                     PART I
                                     ------

Item 1.  BUSINESS
-------  --------

     General
     -------

     Fairfield Communities, Inc. is one of the largest vacation ownership companies in the United States in terms of property owners, vacation units constructed and revenues from sales of vacation ownership interests. The consolidated financial statements include the accounts of Fairfield Communities, Inc. and its wholly owned subsidiaries (collectively, "the Company" or "Fairfield"). The Company markets vacation products and manages resort properties that provide quality recreational experiences to its more than 340,000 property owners. At December 31, 2000, the Company's portfolio of resorts consisted of 35 resorts located in 12 states and the Bahamas. Of those resorts, which are in various stages of development, 25 are located in destination areas with popular vacation attractions and 10 are located in scenic regional locations. During 1999, the Company began sales operations on a start-up basis at its newest destination resorts: Sedona, Arizona; Daytona Beach, Florida; Destin, Florida; Las Vegas, Nevada and Gatlinburg, Tennessee. Additionally, in December 2000, the Company acquired the Dolphin's Cove Resort located in Anaheim, California.

     The Company's business includes (i) sales and marketing of vacation ownership interests at its resort locations and off-site sales centers, (ii) acquiring, developing and operating vacation ownership resorts, (iii) providing consumer financing to individuals purchasing vacation ownership interests, and
(iv) providing property management services to property owners' associations at the Company's resorts and other resorts.

     The Company operates one reportable business segment, which includes the development, marketing, sales and financing of vacation ownership interests at its resorts. Revenues for this segment are derived from the sale of vacation ownership interests and from the interest income earned on contracts receivable generated by providing financing to purchasers of those vacation ownership interests (see Note 11 of "Notes to Consolidated Financial Statements").

     The Company's vacation ownership interests are sold primarily through its innovative points-based vacation system, FairShare Plus. The vacation ownership interests offered by the Company consist of either undivided fee simple interests or specified fixed week interval ownership in fully furnished vacation units. The vacation ownership interests are typically in resort locations that feature one or more amenities such as swimming pools, restaurants, and access to golf courses, marinas, beaches, tennis courts or other recreational facilities.

     The Company offers financing to the purchasers of vacation ownership interests, which results in the creation of high-quality, medium-term contracts receivable. The Company initially holds these contracts receivable and will either securitize them or sell them to its special purpose finance entities.
During 1998, the Company initiated a program whereby it sells contracts receivable to its two special purpose entities, which are wholly owned but unconsolidated subsidiaries of Fairfield Acceptance Corporation - Nevada, a wholly owned subsidiary of Fairfield. Due to favorable interest rates available through the credit facilities of the special purpose entities, the Company intends to sell contracts receivable to these entities until such time as these credit facilities are fully utilized. Additionally, this provides the Company with additional borrowing availability under its existing credit facilities. At December 31, 2000, the Company (including its qualifying special purpose entities) had a contracts receivable portfolio totaling $598.4 million, with outstanding borrowings of $296.4 million collateralized by the contracts receivable. At December 31, 2000, the contracts receivable portfolio had a weighted average maturity of approximately 5.6 years, a weighted average interest rate of 15.1% and a weighted average funding cost on the associated debt of 8.4%. At December 31, 2000, the net borrowing availability under the Company's financing arrangements totaled $81.0 million.

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

     The Company maintains three corporate office locations. The headquarters and principal executive office is located at 8669 Commodity Circle, #200, Orlando, Florida 32819, and its telephone number is (407) 370-5200. The Company's corporate operations centers are located in Little Rock, Arkansas and Ft. Lauderdale, Florida. The Company's credit and collection functions are located in Las Vegas, Nevada. The Company also leases various office space in locations where it conducts its sales and marketing operations. The Company believes that all of its office space is adequate to meet its needs for the foreseeable future and that, if necessary, it can obtain additional space at a reasonable cost without significant operational disruption. At December 31, 2000, the Company had approximately 6,200 full-time employees.

     Mergers and Acquisitions
     ------------------------

     On November 1, 2000, the Company entered into a definitive agreement with Cendant Corporation, whereby Cendant will acquire all of the Company's outstanding common stock for a price of $15 per share. The final acquisition price may increase to a maximum of $16 per share depending on a formula based on the average trading price of Cendant common stock over a twenty trading day period prior to the date on which the Company's stockholders meet to approve the transaction. Under the terms of the agreement, if sufficient shareholders elect to receive cash, Cendant must pay at least 50% of the consideration in cash; the balance will either be in cash or Cendant common stock, at Cendant's election. The transaction is expected to close in the second quarter of 2001 and is subject to shareholder approval, regulatory approvals and other customary conditions.

     On December 28, 2000, the Company acquired the Dolphin's Cove Resort located in Anaheim, California for $30.9 million in cash and assumption of debt. As part of the transaction, the Company acquired contracts receivable totaling $19.2 million (net of an allowance for loan losses of $1.4 million), unsold vacation ownership interests of $7.6 million, and option rights to develop an additional oceanfront vacation ownership resort in Southern California. The transaction was accounted for as a purchase and the excess cost over fair value of the net assets acquired will be amortized on a straight-line basis over a ten-year period.

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

Item 2.  PROPERTIES
-------  ----------

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

     The Company's array of other resorts offers a variety of vacation experiences which are intended to meet the different lifestyles and vacation needs of its existing and potential customer base. The Company's properties are generally unencumbered as the Company has historically financed its operations through borrowings which utilize its contracts receivable portfolio as its primary form of collateral. The following summary sets forth certain information as of December 31, 2000 regarding the Company's more significant resorts.

     Property Portfolio - Destination Resorts
     ----------------------------------------

     FAIRFIELD BRANSON

     Branson, MO - Fairfield Branson at the Falls, Fairfield's original Branson development, is complete and has 54 units. The second Branson development, Fairfield Branson at the Meadows, has 256 units completed and 24 units under construction out of a planned 326 units. In November 2000, Fairfield acquired a parcel of land, containing approximately 25 acres, where a third Branson development is planned. Anticipated development includes construction of a total of 242 units, with construction estimated to begin in the third quarter of 2001.

     FAIRFIELD DAYTONA BEACH AT OCEAN WALK

     Daytona Beach, FL - Development plans for this 19-story oceanfront resort includes 124 units. Construction of this resort began in 1999, with completion scheduled in the first quarter of 2001.

     FAIRFIELD DESTIN AT MAJESTIC SUN

     Destin, FL - In the third quarter of 2000, the Company completed the construction of 68 oceanfront units. The Company also has purchased approximately 700 intervals at two additional operating vacation ownership properties and also has land available for an additional 30 units at one of these properties.

     FAIRFIELD DOLPHIN'S COVE RESORT

     Anaheim, CA - In December 2000, the Company acquired a 136 unit resort adjacent to Disney's California Adventure, which opened in February 2001. Additionally, the terms of the acquisition give the Company an option to develop an additional oceanfront vacation ownership resort in Southern California.

     FAIRFIELD LAS VEGAS AT GRAND DESERT

     Las Vegas, NV - This development includes seven acres located two blocks from Las Vegas Boulevard, near the MGM Grand Hotel and Casino. The Company plans phased construction of one 13-story and one 17-story building, with an estimated 184 units available at the conclusion of the first phase and 416 units available upon completion. Construction of the first phase began in the first quarter of 2000, with completion scheduled in the second quarter of 2001.

     FAIRFIELD MYRTLE BEACH

     Myrtle Beach, SC - Fairfield Westwinds, Fairfield's first Myrtle Beach resort, is a 10-story, 82 unit beachfront tower. Fairfield's second Myrtle Beach resort, Fairfield SeaWatch Plantation, is a 10 acre beachfront property with 225 units.

     FAIRFIELD NASHVILLE AT MUSIC CITY, USA

     Nashville, TN - Fairfield Nashville is located on 19 acres, adjacent to the Opryland Hotel complex. Fairfield Nashville has 190 units completed and 16 units under construction out of a planned 254 units.

     FAIRFIELD ORLANDO AT CYPRESS PALMS

     Kissimmee, FL - Fairfield Orlando at Cypress Palms has 230 units completed with 14 remaining units under construction. Amenities at the resort include an activity/recreation building and two outdoor pools.

     FAIRFIELD ORLANDO AT STAR ISLAND

     Orlando, FL - Fairfield Orlando at Star Island has 163 units completed. The resort features a swimming pool, tennis courts, a health club and a children's playground. Construction of an additional 48 units began in the first quarter of 2000, with completion scheduled in the first quarter of 2001.

     PORT LUCAYA RESORT & YACHT CLUB

     Freeport, Grand Bahama - Port Lucaya Resort & Yacht Club is a resort 50%-owned by the Company. The resort, consisting of 160 hotel rooms and suites, is situated on 5 acres and features a full-service marina, a restaurant, swimming pool and several other amenities.

     THE FAIRWAYS OF PALM AIRE

     Pompano Beach, FL - The Fairways of Palm Aire has 208 units completed and 90 units under construction out of a planned 398 units. Amenities at the resort include a health spa, swimming pools, restaurant and banquet facilities as well as access to adjacent golf courses.

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

     SEA GARDENS BEACH AND TENNIS RESORT

     Pompano Beach, FL - Sea Gardens Beach and Tennis Resort contains 217 units and includes 250 feet of beachfront property. The resort features a beach club restaurant, four swimming pools, seven tennis courts, and a beachfront activity center.

     FAIRFIELD SEDONA

     Sedona, AZ - This development includes 20 acres and is planned to include 64 units. Construction of the first 24 units was completed in 2000 and another eight units are under construction, with completion scheduled in the second quarter of 2001.

     FAIRFIELD SMOKY MOUNTAINS

     Gatlinburg, TN - This development includes 15 acres located near the Great Smokey Mountains National Park and is planned to include a total of 208 units. Construction of the first 40 units was completed in 2000, with an additional 22 units scheduled to be completed in the second quarter of 2001. The Company has an option to build an additional 48 units on five acres of adjoining land.

     FAIRFIELD WASHINGTON, D.C. AT OLD TOWN ALEXANDRIA

     Alexandria, VA - Fairfield Washington, D. C. consists of 88 units and is located in downtown Alexandria, adjacent to the Kings Street Station metro terminal.

     FAIRFIELD WILLIAMSBURG

     Williamsburg, VA - Fairfield Williamsburg is located three miles from the Colonial Williamsburg Historic Area. Fairfield Williamsburg at Patriot's Place, Fairfield's original Williamsburg development, has 196 units. Fairfield Williamsburg at Kingsgate, Fairfield's second Williamsburg location, has 300 completed units. Fairfield began development in 2000 at its third Williamsburg location, Governor's Green, with the first 20 units scheduled to be completed in the first quarter of 2001. Anticipated development includes a total of 350 units.

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

     HARBORTOWN POINT

     Ventura, CA - Harbortown Point consists of 57 units and is located in Ventura Harbor between Santa Barbara and Los Angeles. In addition to the public beaches and water activities surrounding the resort, on-site facilities include a heated swimming pool and two glass-enclosed whirlpools. Channel Island National Park, the only aquatic national park in the continental United States, is just beyond the resort's docks.

     FAIRFIELD HARBOUR

     New Bern, NC - Fairfield Harbour has 207 units and is surrounded by historic towns and attractions, such as Bath, incorporated in 1705 as the state's first town. Recreational activities at Fairfield Harbour include golf, indoor and outdoor pools, miniature golf, playground and a community center. A full service marina can accommodate vessels up to 60 feet in length and provides boat rentals and fishing cruises.

     FAIRFIELD MOUNTAINS

     Lake Lure, NC - Fairfield Mountains has 215 units amid the Blue Ridge Mountains, 45 miles east of Asheville, North Carolina. Lake Lure and Bald Mountain Lake both offer fishing, as well as boating and private beaches. The Bald Mountain and Apple Valley golf courses are open year-round.

     FAIRFIELD OCEAN RIDGE

     Edisto Island, SC - Fairfield Ocean Ridge, located 45 miles from Charleston, South Carolina, has 202 units completed, 4 units under construction, with an additional 22 units planned. Recreational activities at Fairfield Ocean Ridge include golf, tennis courts and outdoor swimming pools.

     FAIRFIELD PAGOSA

     Pagosa Springs, CO - Fairfield Pagosa, located 60 miles from Durango, Colorado, has five lakes on the property and is bordered by two-and-a-half million acres of national forest and wilderness. Recreational activities at Fairfield Pagosa include 27 holes of golf, tennis courts and indoor and outdoor pools. The site currently has 252 units completed, 16 units under construction, with an additional 38 units planned.

     FAIRFIELD PLANTATION

     Villa Rica, GA - Fairfield Plantation is a 2,400 acre resort which is located 45 miles west of Atlanta, Georgia. The resort has 80 units. Recreational activities at Fairfield Plantation include an 18 hole golf course, fishing on three lakes, a private beach and three outdoor swimming pools.

     FAIRFIELD SAPPHIRE VALLEY

     Sapphire, NC - Fairfield Sapphire Valley has 198 units completed with another four units planned. The resort lies in the foothills of the Blue Ridge Mountains, 60 miles southwest of Asheville, North Carolina. The Pisgah National Forest and Great Smoky Mountains National Park are nearby and offer backpacking and other outdoor activities. Recreational activities at Fairfield Sapphire Valley include golf, fishing, white-water rafting and skiing in the winter months.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

     There were no matters submitted to a vote of Fairfield's stockholders during the fourth quarter of 2000.

Executive Officers of the Registrant
------------------------------------

     The following is a listing of the executive officers of the Company, none of whom has a family relationship with any director or other executive officers:

          James G. Berk, age 41, has been with Fairfield since 1999, serving as President and Chief Executive Officer. From 1996 to September 1999, Mr. Berk was President and Chief Executive Officer of Hard Rock Cafe International, Inc. and a member of the Executive Committee of the Rank Group Plc., of which Hard Rock was a wholly owned subsidiary. From 1992 to 1996, Mr. Berk was Executive Director for the National Academy of Recording Arts & Sciences Foundation.

          Franz S. Hanning, age 47, has been with Fairfield since 1982, serving as Executive Vice President and Chief Operating Officer since 1999; Senior Vice President and Chief Operating Officer, Vacation Ownership Business from 1998 to 1999; Senior Vice President/Corporate Sales from 1997 to 1998 and Regional Vice President/Sales from 1991 to 1997.

          Robert W. Howeth, age 53, has been with Fairfield since 1975, serving as Executive Vice President and Chief Financial Officer since 1999; Senior Vice President and Chief Financial Officer from 1996 to May 1999; Senior Vice President, Chief Financial Officer and Treasurer from 1994 to 1996; Senior Vice President and Treasurer from 1993 to 1994 and Senior Vice President/Planning and Administration from 1990 to 1993.

          Marcel J. Dumeny, age 50, has been with Fairfield since 1987, serving as Executive Vice President and General Counsel since 1999 and Senior Vice President and General Counsel from 1989 to 1999.

          Matthew J. Durfee, age 41, joined Fairfield in March 2000 as Senior Vice President, Human Resources. From 1993 to March 2000, Mr. Durfee held various executive human resource positions with Hard Rock Cafe International, Inc., First USA, Inc. and PepsiCo, Inc.

          Robert Albertson, age 60, has been with Fairfield since 1996, serving as Senior Vice President, Sales since September 19, 2000; Senior Vice President, Sales and Marketing from January to September 2000; Senior Vice President, Corporate Marketing from 1997 to January 2000 and Regional Vice President from 1996. Mr. Albertson was a sales and marketing consultant from 1992 to 1996 with the Global Group in Europe and other vacation ownership companies. From 1982 to 1992, Mr. Albertson was employed by Fairfield serving as a Regional Vice President and General Manager.

          Mark Nuzzo, age 50, has been with Fairfield since 1983, serving as Senior Vice President, Property Management since 1995 and as Vice President of Resort Operations from 1991 to 1995.

          Robert S. Glinka, age 44, has been with Fairfield since 1998, serving as Senior Vice President, Business Development since May 18, 2000 and Vice President, Planning from 1998 to May 2000. From 1978 to 1998, Mr. Glinka served in a variety of financial and real estate development positions with the Walt Disney Company.

          William G. Sell, age 47, has been with Fairfield since 1981, serving as Senior Vice President, Controller and Chief Accounting Officer since May 18, 2000 and as Vice President, Controller and Chief Accounting Officer from 1988 to May 2000.

          Bryant Raper, age 47, has been with Fairfield since 1994, serving as Senior Vice President, Marketing Operations since October 2, 2000; Vice President, Marketing Operations from 1997 to October 2000 and Vice President/Sales - Fairfield Charlotte from 1994 to 1997.

          William B. Smith, age 47, has been with Fairfield since 1994, serving as Senior Vice President, Marketing since July 10, 2000 and Vice President of Marketing for Vacation Break U.S.A., Inc. from 1994 to July 2000. Prior to 1994, Mr. Smith held a variety of positions in the travel and tourism industry, including marketing and management roles at Resort Condominiums International and the Walt Disney Company.

                                     PART II
                                     -------

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
------    ------------------------------------------------
             STOCKHOLDER MATTERS
             -------------------

     Information required by Item 5 is incorporated herein by reference to Common Stock Prices included in the Registrant's Annual Report to Stockholders
-------------------
for the year ended December 31, 2000.

Item 6.   SELECTED FINANCIAL DATA
------    -----------------------

     Information  required  by Item 6 is  incorporated  herein by  reference  to
Selected   Financial  Data  included  in  the  Registrant's   Annual  Report  to
--------------------------
Stockholders for the year ended December 31, 2000.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     Information required by Item 7 is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------------
Operations  included in the  Registrant's  Annual Report to Stockholders for the
----------
year ended December 31, 2000.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------   ----------------------------------------------------------

     Information required by Item 7A is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------------
Operations  included in the  Registrant's  Annual Report to Stockholders for the
----------
year ended December 31, 2000.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------    -------------------------------------------

     Financial statements and supplementary data required by Item 8 are set forth below in Item 14(a), Index to Financial Statements.
                           -----------------------------

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------    ----------------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------

     None

                                    PART III
                                    --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

          (a)  Identification of Directors
               ---------------------------

                    This   item  is   incorporated   herein  by   reference   to
               Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders.

          (b)  Identification of Executive Officers
               ------------------------------------

                    In accordance with  Regulation S-K Item 401(b),  Instruction
               3, the information required by Item 10(b) concerning the Company's executive officers is furnished in a separate item captioned Executive Officers of the Registrant in Part I above.
                         ------------------------------------

          (c)  Compliance with Section 16(a) of the Exchange Act
               -------------------------------------------------

                    This item is incorporated by reference to Registrant's Proxy
               Statement for its 2001 Annual Meeting of Stockholders.

Item 11.  EXECUTIVE COMPENSATION
-------   ----------------------

     This item is incorporated by reference to Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------   --------------------------------------------------------------

     This item is incorporated by reference to Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

     This item is incorporated by reference to Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders.

                                     PART IV
                                     -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------   ---------------------------------------------------------------

      (a)(1)   Index to Financial Statements:
               -----------------------------

                    The following  consolidated  financial statements and Report of Ernst & Young LLP, Independent Auditors, included in the Registrant's Annual Report to Stockholders, are incorporated herein by reference:

                    Consolidated Balance Sheets - December 31, 2000 and 1999

                    Consolidated Statements of Earnings - Years Ended December 31, 2000, 1999 and 1998

                    Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2000, 1999 and 1998

                    Consolidated Statements of Cash Flows - Years Ended December 31, 2000, 1999 and 1998

                    Notes to  Consolidated  Financial  Statements - December 31,
                    2000

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

       (b)     Reports on Form 8-K Filed in the Fourth Quarter
               -----------------------------------------------

                    On November 15, 2000, the Company filed a report on Form 8-K announcing that an Agreement and Plan of Merger, dated November 1, 2000, had been entered into with Cendant Corporation.

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

                                     FAIRFIELD COMMUNITIES, INC.

Date:  March 9, 2001                 By   /s/ James G. Berk
                                       ------------------------------
                                        James G. Berk, President and
                                          Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on the dates indicated:

Date:  March 9, 2001                        By  /s/ Ernest D. Bennett, III*
                                              ----------------------------------
                                               Ernest D. Bennett, III, Director

Date:  March 9, 2001                        By  /s/ Philip A. Clement*
                                              ----------------------------------
                                                Philip A. Clement, Director

Date:  March 9, 2001                        By  /s/ John D. Hayes*
                                              ----------------------------------
                                                 John D. Hayes, Director

Date:  March 9, 2001                        By  /s/ Philip L. Herrington*
                                              ----------------------------------
                                                Philip L. Herrington, Director

Date:  March 9, 2001                        By  /s/ Gerald Johnston*
                                              ----------------------------------
                                                Gerald Johnston, Director

Date:  March 9, 2001                        By  /s/ Ilan Kaufthal*
                                              ----------------------------------
                                                  Ilan Kaufthal, Director

Date:  March 9, 2001                        By  /s/ Bryan D. Langton*
                                              ----------------------------------
                                                 Bryan D. Langton, Director

Date:  March 9, 2001                        By  /s/ William C. Scott*
                                              ----------------------------------
                                                 William C. Scott, Director

Date:  March 9, 2001                        By  /s/ James G. Berk
                                              ----------------------------------
                                              James G. Berk, Director, President
                                                 and Chief Executive Officer

Date:  March 9, 2001                        By  /s/ Robert W. Howeth
                                              ----------------------------------
                                              Robert W. Howeth, Executive Vice
                                               President and Chief Financial
                                                 Officer

Date:  March 9, 2001                        By  /s/ William G. Sell
                                              ----------------------------------
                                                 William G. Sell, Senior Vice
                                                  President and Controller
                                                 (Chief Accounting Officer)

Date:  March 9, 2001                       *By  /s/ James G. Berk
                                              ----------------------------------
                                                James G. Berk, Attorney-in-Fact

                           FAIRFIELD COMMUNITIES, INC.
                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number
------

 3(a) Second Amended and Restated Certificate of Incorporation of the Registrant, effective September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

3(b) Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 4.2 to the Registrant's Form S-8, SEC File No. 333-42901, and incorporated herein by reference)

3(c) Fifth Amended and Restated Bylaws of the Registrant, dated May 9, 1996 (previously filed with the Registrant's Current Report on Form 8-K dated May 22, 1996 and incorporated herein by reference)

4.1 Supplemented and Restated Indenture between the Registrant, Fairfield River Ridge, Inc., Fairfield St. Croix, Inc. and IBJ Schroder Bank & Trust Company, as Trustee, and Houlihan Lokey Howard & Zukin, as Ombudsman, dated September 1, 1992, related to the Senior Subordinated Secured Notes (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference) 4.2 First Supplemental Indenture to the Supplemented and Restated Indenture, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

4.3 Second Supplemental Indenture to the Supplemented and Restated Indenture, dated September 1, 1992 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference) 4.4 Third Supplemental Indenture to the Supplemented and Restated Indenture, dated March 18, 1993 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 and incorporated herein by reference) 4.5 Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock, dated September 1, 1992 (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference) 10.1 Rights Agreement, dated September 1, 1992, between Registrant and Society National Bank, as Rights Agent (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

10.2 Amendment to Rights Agreement, dated September 20, 1994 (previously filed with the Registrant's Form 8-A/A dated November 1, 1994 and incorporated herein by reference)

10.3 Appointment and Acceptance Agreement, dated March 3, 1994, between the Registrant and FNBB appointing FNBB as successor Rights Agent (previously filed with the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1993 and incorporated herein by reference)

Exhibit
Number
------

10.4 Amendment No. 2, dated as of November 1, 2000, to the Rights Agreement, dated as of September 1, 1992, as amended, between Fairfield Communities, Inc. and The First National Bank of Boston, a/k/a Bank Boston, N.A. and by succession Fleet National Bank (as successor to Society National Bank) (previously filed with the Registrant's Current Report on Form 8-K dated November 15, 2000 and incorporated herein by reference)

10.5 Letter Agreement on Certain Contracts, Forms of Colorado Contracts, Environmental Disclosure Schedule and Pool Limit Excess, dated as of September 8, 1997 between Capital Markets Assurance Corporation, as Collateral Agent, Triple-A One Funding Corporation, BankBoston, N.A. as L/C Bank, FCC, FAC, FMB and Registrant (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference)

10.6 Amended and Restated Receivables Purchase Agreement with an effective restatement date of October 2, 1996, among the Registrant, FAC, FMB and FCC (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference)

10.7 Protected Interest Rate Agreement, dated September 4, 1997, between BankBoston, N.A., and FCC (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference)

10.8 Agreement and Plan of Merger, dated August 8, 1997, among the Company, FCVB Corp., and Vacation Break U.S.A., Inc. (previously filed as
          Exhibit 2.1 to the Registrant's Form S-4, SEC File No. 333-39615, and incorporated herein by reference)

10.9 Joint Proxy Statement/Prospectus, dated November 10, 1997 (previously filed by the Registrant on November 10, 1997, pursuant to Rule 424(b) under the Securities Act, and specified sections of which are incorporated herein by reference)

10.10 Principal Stockholders Agreement among the Registrant, FCVB Corp., Ralph P. Muller, R & A Partnership, Ltd. and Kevin Sheehan, dated August 8, 1997 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.11 Escrow Agreement among the Registrant, Ralph P. Muller, R & A Partnership, Ltd., Kevin Sheehan and Mercantile Bank of Arkansas, as Escrow Agent, dated August 8, 1997 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.12 Pledge and Servicing Agreement between Fairfield Funding Corporation, II, Fairfield Acceptance Corporation-Nevada, Fairfield Communities, Inc., First Security Bank, N.A. and BankBoston, N.A., dated July 31, 1998 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference)

10.13 Receivables Purchase Agreement between Fairfield Funding Corporation, II, Fairfield Acceptance Corporation - Nevada and Fairfield Communities, Inc., dated July 31, 1998 (previously filed with the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference)

Exhibit
Number
------

10.14 First Amendment to Pledge and Servicing Agreement between Fairfield Funding Corporation II, Fairfield Acceptance Corporation - Nevada, Fairfield Communities, Inc., First Security Bank, N.A. and BankBoston, N.A., dated October 31, 1998 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference)

10.15 Second Amendment to Pledge and Servicing Agreement between Fairfield Funding Corporation II, Fairfield Acceptance Corporation - Nevada, Fairfield Communities, Inc., First Security Bank, N.A. and Fleet National Bank, formerly BankBoston, N.A., dated March 15, 2000 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference)

10.16 Amended and Restated Credit Agreement, dated July 25, 2000, between Fairfield Receivables Corporation, Fairfield Acceptance Corporation-Nevada, Fairfield Communities, Inc., EagleFunding Capital Corporation, Falcon Asset Securitization Corporation and the other commercial paper conduits from time to time party hereto, Bank One, N.A., FleetBoston Robertson Stephens Inc., CIBC World Markets Corp., Banc One Capital Markets, Inc. and Fleet National Bank (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.17 Consolidated, Amended and Restated Revolving Credit Agreement, dated July 25, 2000, between Fairfield Communities, Inc., Fairfield Acceptance Corporation-Nevada, Fleet National Bank, Bank One, N.A. and certain other lending institutions and FleetBoston Robertson Stephens Inc. (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.18 Amended and Restated Receivables Purchase Agreement, dated July 25, 2000, between Fairfield Acceptance Corporation-Nevada, Fairfield Communities, Inc., Fairfield Myrtle Beach, Inc., Sea Gardens Beach and Tennis Resort, Inc., Vacation Break Resorts, Inc., Vacation Break Resorts at Star Island, Inc., Palm Vacation Group, Ocean Ranch Vacation Group and Fairfield Receivables Corporation (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.19 Seventh Amended and Restated Title Clearing Agreement (Colorado), dated July 25, 2000, between Fairfield Communities, Inc., Fairfield Acceptance Corporation-Nevada, Fairfield Capital Corporation, Fairfield Funding Corporation, II, Fairfield Receivables Corporation, Colorado Land Title Company, Fleet National Bank and Capital Markets Assurance Corporation (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.20 Ninth Amended and Restated Title Clearing Agreement (Lawyers), dated July 25, 2000, between Fairfield Communities, Inc., Fairfield Acceptance Corporation-Nevada, Fairfield Capital Corporation, Fairfield Funding Corporation, II, Fairfield Receivables Corporation, Lawyers Title Insurance Corporation, Fleet National Bank and Capital Markets Assurance Corporation (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

Exhibit
Number
------

10.21 Fourth Amended and Restated Seawatch Plantation Title Clearing Agreement, dated July 25, 2000, between Fairfield Communities, Inc., Fairfield Myrtle Beach, Inc., Fairfield Acceptance Corporation-Nevada, Fairfield Capital Corporation, Fairfield Funding Corporation, II, Fairfield Receivables Corporation, Fleet National Bank and Capital Markets Assurance Corporation (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.22 Westwinds Fifth Amended and Restated Title Clearing Agreement, dated July 25, 2000, between Fairfield Communities, Inc., Fairfield Myrtle Beach, Inc., Fairfield Acceptance Corporation-Nevada, Fairfield Capital Corporation, Fairfield Funding Corporation, II, Fairfield Receivables Corporation, Lawyers Title Insurance Corporation, Fleet National Bank, Resort Funding, Inc. and Capital Markets Assurance Corporation (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.23 Sixth Amended and Restated Supplementary Trust Agreement (Arizona), dated July 25, 2000, between Fairfield Communities, Inc., Fairfield Acceptance Corporation-Nevada, Fairfield Capital Corporation, Fairfield Funding Corporation, II, Fairfield Receivables Corporation, First American Title Insurance Company, Fleet National Bank and Capital Markets Assurance Corporation (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.24 Fourth Amended and Restated Nashville Title Clearing Agreement, dated July 25, 2000, between Fairfield Communities, Inc., Fairfield Acceptance Corporation-Nevada, Fairfield Capital Corporation, Fairfield Funding Corporation, II, Fairfield Receivables Corporation, Lawyers Title Insurance Corporation, Fleet National Bank and Capital Markets Assurance Corporation (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.25 Sixth Amended and Restated Operating Agreement, dated July 25, 2000, between Fairfield Communities, Inc., Fairfield Myrtle Beach, Inc., Sea Gardens Beach and Tennis Resort, Inc., Vacation Break Resorts, Inc., Vacation Break Resort at Star Island, Inc., Palm Vacation Group, Ocean Ranch Vacation Group and Fairfield Acceptance Corporation-Nevada (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.26 Term Loan Agreement, dated September 29, 2000, between Fairfield Communities, Inc., Fleet National Bank and certain other lending institutions and FleetBoston Robertson Stephens Inc. (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.27 Agreement and Plan of Merger, dated as of November 1, 2000, by and among Cendant Corporation, Grand Slam Acquisition Corp. and Registrant (previously filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated November 1, 2000, and incorporated herein by reference)

10.28 First Amendment to Agreement and Plan of Merger, dated as of February 12, 2001, by and among Cendant Corporation, Grand Slam Acquisition Corp. and Registrant (previously filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated February 12, 2001, and incorporated herein by reference)

Exhibit
Number
------

10.29 Stock Option Agreement, dated as of November 1, 2000, between Registrant and Cendant Corporation (previously filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K, dated November 1, 2000, and incorporated herein by reference)


                       COMPENSATORY PLANS OR ARRANGEMENTS

10.30 Registrant's Savings/Profit Sharing Plan, restated effective January 1, 1998 (attached)

10.31 Amendment Number One to Registrant's Savings/Profit Sharing Plan, effective January 1, 2000 (attached)

10.32 Amendment Number Two to Registrant's Savings/Profit Sharing Plan, effective January 1, 2001 (attached)

10.33 Form of Warrant Agreement between the Registrant and directors of the Registrant (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference)

10.34 Employment Agreement, dated September 20, 1991, by and between the Registrant and Mr. John W. McConnell (previously filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference)

10.35 Amendment Number Two to Employment Agreement, dated September 24, 1999, by and between the Registrant and John W. McConnell (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

10.36 Employment Agreement, dated September 20, 1991, by and between the Registrant and Mr. Marcel J. Dumeny (previously filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference)

10.37 Form of Amendment No. One to Employment Agreements between Registrant and certain officers (previously filed with Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

10.38 Form of Warrant Agreement between Registrant and certain officers and executives of the Registrant (previously filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference)

10.39 Registrant's Third Amended and Restated 1992 Warrant Plan (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.40 Form of Indemnification Agreement between the Registrant and certain officers and directors of the Registrant (previously filed with the Registrant's Current Report on Form 8-K dated September 1, 1992 and incorporated herein by reference)

10.41 Registrant's Excess Benefit Plan, adopted February 1, 1994 (previously filed with the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1993 and incorporated herein by reference)

10.42 First Amendment to Excess Benefit Plan, adopted May 11, 1995 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference)

Exhibit
Number
------

10.43 Registrant's Key Employee Retirement Plan, adopted January 1, 1994 (previously filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference)

10.44 First Amendment to Key Employee Retirement Plan, adopted May 11, 1995 (previously filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference)

10.45 Registrant's Second Amended and Restated Employee Stock Purchase Plan (previously filed as Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, dated March 31, 2000, SEC File No. 333-33754, and incorporated herein by reference)

10.46 Vacation Break U.S.A., Inc. 1995 Stock Option Plan, as amended (previously filed as Exhibit 4.5 to the Registrant's Form S-8, SEC File No. 333-42901, and incorporated herein by reference)

10.47 Employment Agreement, dated October 23, 1998, by and between the Registrant and Mr. Franz Hanning (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference)

10.48 Employment Agreement, executed on August 31, 1999, by and between the Registrant and James G. Berk (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference)

10.49 Restricted Stock Agreement between the Registrant and James G. Berk, entered into on October 1, 1999 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.50 Option Agreement between the Registrant and James G. Berk entered into on October 1, 1999 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference)

10.51 Option Agreement between the Registrant and James G. Berk entered into on January 3, 2000 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference)

10.52 Promissory Note and Security Agreement between the Registrant and Franz S. Hanning, entered into on November 12, 1999 (previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.53 Option Agreement between the Registrant and Matthew J. Durfee entered into on March 27, 2000 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference)

10.54 Registrant's Fourth Amended and Restated 1997 Stock Option Plan, adopted May 18, 2000 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)

10.55 Amendment Number One to Employment Agreement by and between the Registrant and James G. Berk, dated April 12, 2000 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)

Exhibit
Number
------

10.56 Amendment to Employment Agreement by and between the Registrant and James G. Berk, dated June 27, 2000 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)

10.57 Promissory Note and Security Agreement between the Registrant and Robert W. Howeth, entered into on September 20, 2000 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.58 Registrant's 2000 Incentive Stock Plan, adopted May 18, 2000 (previously filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-8, dated May 18, 2000, SEC File No. 333-37270, and incorporated herein by reference)

10.59 Form of Option Agreement between the Registrant and certain officers of the Registrant under the Registrant's 2000 Incentive Stock Plan (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.60 Form of Option Agreement between the Registrant and certain officers of the Registrant under the Registrant's 1997 Stock Option Plan (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.61 Form of Warrant Agreement between the Registrant and certain officers and employees of the Registrant under the Registrant's 1992 Warrant Plan (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.62 Form of Restricted Stock Agreement between the Registrant and certain officers of the Registrant under the Registrant's 2000 Incentive Stock Plan (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.63 Form of Restricted Stock Agreement between the Registrant and certain directors of the Registrant under the Registrant's 2000 Incentive Stock Plan (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.64 Form of Warrant Agreement between the Registrant and certain directors of the Registrant under the Registrant's 1992 Warrant Plan (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.65 Form of Restricted Stock Agreement, dated June 19, 2000, between the Registrant and Bryan D. Langton (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.66 Amendment to Employment Agreement between the Registrant and Franz S. Hanning, dated June 22, 2000 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.67 Amendment to Employment Agreement between the Registrant and Marcel J. Dumeny, dated June 22, 2000 (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.68 Employment Agreement, dated June 22, 2000, between the Registrant and Robert W. Howeth (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

Exhibit
Number
------

10.69 Employment Agreement, dated March 27, 2000, between the Registrant and Matthew J. Durfee (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.70 Form of Employment Agreement between the Registrant and certain officers of the Registrant (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.71 Form of Option Agreement, dated May 18, 2000, between the Registrant and James G. Berk (previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.72 Form of Repayment Agreement between the Registrant and certain officers of the Registrant (attached)

13 Portions of Registrant's Annual Report to Stockholders for the year ended December 31, 2000 which are incorporated herein by reference:
          Common Stock Prices; Selected Financial Data; Management's Discussion and Analysis of Financial Condition and Results of Operations; Report of Ernst & Young LLP, Independent Auditors; Consolidated Balance Sheets; Consolidated Statements of Earnings; Consolidated Statements of Stockholders' Equity; Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements (attached)

21        Subsidiaries of the Registrant (attached)

23.1      Consent of Ernst & Young LLP, Independent Auditors (attached)

24        Powers of Attorney (attached)